Form 10QSB
period 2006-12-31
Delanco Bancorp Inc
filed 2007-03-28
CIK 1382413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                   FORM 10-QSB
(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

                                       OR

/_/   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

                         Commission file number: 0-52517


                              DELANCO BANCORP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          UNITED STATES                                 36-4519533
-----------------------------------        -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                615 BURLINGTON AVENUE, DELANCO, NEW JERSEY 08075
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (856) 461-0611
                                 --------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /_/        No /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes /_/        No /X/

As of March 26, 2007 there were 100 shares of the registrant's common stock outstanding.

                                      DELANCO BANCORP, INC.

                                           FORM 10-QSB

                                              INDEX

                                                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition at
                  December 31, 2006 (Unaudited) and March 31, 2006 ..............................         2

                  Consolidated Statements of Operations for the three and nine months
                  ended December 31, 2006 and 2005 (Unaudited) ..................................         3

                  Consolidated Statements of Stockholders' Equity for the nine months
                  ended December 31, 2006 (Unaudited)............................................         4

                  Consolidated Statements of Cash Flows for the nine months ended
                  December 31, 2006 and 2005 (Unaudited).........................................         5

                  Notes to Unaudited Consolidated Financial Statements...........................         7

         Item 2.  Management's Discussion and Analysis or Plan of Operation......................         8

         Item 3.  Controls and Procedures........................................................         15

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................         15

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....................         15

         Item 3.  Defaults upon Senior Securities................................................         15

         Item 4.  Submission of Matters to a Vote of Security Holders............................         15

         Item 5.  Other Information..............................................................         15

         Item 6.  Exhibits.......................................................................         16

SIGNATURES

                                                        i

                                          PART I. FINANCIAL INFORMATION
                                          ITEM 1. FINANCIAL STATEMENTS

                                      DELANCO BANCORP, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      DECEMBER 31,        MARCH 31,
                                                                                         2006               2006
                                                                                  --------------------------------------
                                                                                      (unaudited)
ASSETS
Cash and cash equivalents
    Cash and amounts due from depository institutions............................  $        936,593    $     312,943
    Interest-bearing deposits in other banks.....................................         5,423,393        5,240,115
                                                                                   ----------------    -------------
                    Total cash and cash equivalents..............................         6,359,986        5,553,058
Investment securities:
    Securities held-to-maturity..................................................        17,605,620       20,167,613
    Securities available-for-sale................................................           333,689          674,627
                                                                                   ----------------    -------------
                    Total investment securities..................................        17,939,309       20,842,240
Loans, net of allowance for loan losses of $282,448 at December 31, 2006
     (unaudited), $237,448 at March 31, 2006.....................................        63,469,560       41,368,965
Accrued interest receivable......................................................           412,522          286,050
Premises and equipment, net......................................................         8,432,629        6,875,521
Investment required by law-stock in Federal Home Loan Bank, at cost..............           102,700          105,700
Deferred income taxes............................................................           123,900               --
Bank-owned life insurance........................................................           119,024          113,990
Pre-paid income taxes............................................................           154,985               --
Other assets.....................................................................           489,655          335,245
                                                                                   ----------------    -------------
                    Total assets.................................................  $     97,604,270    $  75,480,769
                                                                                   ================    =============
LIABILITIES
Deposits
    Non-interest bearing deposits................................................  $      3,123,305    $   2,450,557
    Interest bearing deposits....................................................        85,455,509       64,081,772
                                                                                   ----------------    -------------
                    Total deposits...............................................        88,578,814       66,532,329
Accrued interest payable.........................................................           192,372           47,529
Advance payments by borrowers for taxes and insurance............................           228,120          226,639
Deferred income taxes............................................................                --           66,800
    Other liabilities............................................................           552,652          385,785
                                                                                   ----------------    -------------
                    Total liabilities............................................        89,551,958       67,259,082
                                                                                   ----------------    -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized, no shares issued... Common stock, $.01 par value, 7,000,000 shares authorized, 100 shares issued and
     outstanding.................................................................                 1               1
Retained earnings, substantially restricted......................................         7,976,743        7,952,763
Accumulated other comprehensive income...........................................            75,568          268,923
                                                                                   ----------------    -------------
                    Total stockholder's equity...................................         8,052,312        8,221,687
                                                                                   ----------------    -------------
                    Total liabilities and stockholder's equity...................  $     97,604,270    $  75,480,769
                                                                                   ================    =============

SEE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.


                                      DELANCO BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   DECEMBER 31,              DECEMBER 31,
                                                                 2006         2005         2006         2005
                                                             ------------ ------------ ------------ ------------
INTEREST INCOME
   Loans...................................................  $   971,905  $   517,450  $ 2,519,679  $ 1,549,918
   Investment securities...................................      267,251      301,429      764,506      958,385
                                                             -----------  -----------  -----------  -----------
       Total interest income...............................    1,239,156      818,879    3,284,185    2,508,303

INTEREST EXPENSE
   Interest-bearing checking accounts......................       10,517       10,055       31,170       27,966
   Passbook and money market accounts......................      210,372       66,852      514,176      195,704
   Certificates of deposits................................      498,587      256,963    1,139,008      724,926
   Advances from Federal Home Loan Bank....................        4,262          375       36,965          503
                                                             -----------  -----------  -----------  -----------
       Total interest expense..............................      723,738      334,245    1,721,319      949,099
                                                             -----------  -----------  -----------  -----------

       Net interest income.................................      515,418      484,634    1,562,866    1,559,204
Provision for loan losses..................................       15,000                    45,000
                                                             -----------  -----------  -----------  -----------
       Net interest income after provision for
        loan losses........................................      500,418      484,634    1,517,866    1,559,204

NONINTEREST INCOME
   Net gain on sale of non-marketable securities...........                                             343,460
   Net gain (loss) on sale of securities
     available-for-sale....................................      203,280      (80,300)     396,989      (80,300)
   Service charges.........................................       28,712       32,549       69,885       79,904
   Income from bank owned life insurance...................                                  5,034       10,270
   Net rental income.......................................        5,875                     5,875
   Other...................................................       11,507        8,441       33,545       30,501
                                                             -----------  -----------  -----------  -----------
       Total noninterest income (loss).....................      249,374      (39,310)     511,328      383,835
                                                             -----------  -----------  -----------  -----------
NONINTEREST EXPENSE
   Salaries and employee benefits..........................      412,461      358,314    1,170,377      977,535
   Advertising.............................................       19,228       10,673       39,017       31,651
   Office supplies, telephone and postage..................       25,813       15,147       71,460       42,250
   Net occupancy expense...................................      148,278       46,017      293,586      143,221
   Federal insurance premiums..............................        2,116        2,077        6,132        6,352
   Data processing expenses................................       23,652       27,248       89,502       68,652
   MAC expenses............................................       13,217       12,303       38,689       37,638
   Bank charges and fees...................................       10,397       16,441       36,645       42,784
   Insurance and surety bond premium.......................       10,398       10,187       30,551       30,408
   Dues and subscription...................................        7,932       13,316       25,967       31,653
   Audit service...........................................        9,000        9,000       27,000       27,000
   On-line banking expense.................................       12,719       (1,502)      42,211       21,533
   Other operating expense.................................       50,873       52,405      131,577      120,564
                                                             -----------  -----------  -----------  -----------
       Total noninterest expense...........................      746,084      571,626    2,002,714    1,581,241
                                                             -----------  -----------  -----------  -----------
INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)..................        3,708     (126,302)      26,480      361,798
                                                             -----------  -----------  -----------  -----------
   Federal income tax (benefit)............................          447      (26,872)       2,100       56,000
   State income tax (benefit)..............................         (602)     (22,634)         400       19,287
                                                             -----------  -----------  -----------  -----------
       Total income taxes (benefit)........................         (155)     (49,506)       2,500       75,287
                                                             -----------  -----------  -----------  -----------

NET INCOME (LOSS)..........................................  $     3,863  $   (76,796) $    23,980  $   286,511
                                                             ===========  ===========  ===========  ===========

SEE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.


                                              DELANCO BANCORP, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           (UNAUDITED)

                                                                                                   ACCUMULATED
                                                                COMMON           RETAINED       OTHER-COMPREHENSIVE     TOTAL
                                                                STOCK            EARNINGS         INCOME (LOSS)         EQUITY
                                                           -----------------  ----------------  -----------------   ---------------
BALANCE AT MARCH 31, 2006..............................    $           1       $  7,952,763       $    268,923       $   8,221,687
COMPREHENSIVE INCOME
  Net income...........................................                              23,980                                 23,980
  Other comprehensive income, net of tax:
  Change in unrealized gain (loss) on securities
   classified as available-for-sale, net of deferred
   income taxes of $24,840.............................                                                 32,929              32,929
  Less: reclassification adjustment, net of deferred
   income
       Taxes of ($170,705).............................                                               (226,284)           (226,284)
                                                           -------------       ------------       ------------       -------------
       Total comprehensive income......................                                                                   (169,375)
                                                                                                                     -------------
BALANCE AT DECEMBER 31, 2006...........................    $           1       $  7,976,743       $     75,568       $   8,052,312
                                                           =============       ============       ============       =============


                          SEE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.


                                      DELANCO BANCORP, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                                                                                 NINE MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                         ----------------------------------
                                                                                               2006             2005
                                                                                         ----------------- ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income..........................................................................  $      23,980     $     286,511
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
      Deferred income taxes............................................................       (190,700)           24,212
      Depreciation.....................................................................        145,230            54,280
      Discount accretion net of premium amortization...................................         (8,747)           (8,999)
      Income from bank owned life insurance............................................         (5,034)          (10,270)
      Provision for loan losses........................................................         45,000
      Net (gain) loss on sale of securities available-for-sale.........................       (396,989)         (263,160)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN:
      Accrued interest receivable......................................................       (126,472)          (18,794)
      Other assets.....................................................................       (154,410)          216,539
      Prepaid taxes....................................................................       (154,985)         (114,480)
    INCREASE (DECREASE) IN:
      Accrued interest payable.........................................................        144,843              (974)
      Other liabilities................................................................        166,867            39,570
                                                                                         -------------      ------------
      Net cash provided by (used in) operating activities..............................       (511,417)          204,435
                                                                                         -------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of securities available-for-sale.......................................         (3,963)         (189,702)
      Proceeds from sale of securities available-for-sale..............................        402,670         2,570,795
      Proceeds from maturities and principal repayments of
        securities held-to-maturity....................................................      2,716,605         2,365,209
      Proceeds from sale (purchase) of investment required by law - stock
        in Federal Home Loan Bank......................................................          3,000           316,700
      Net increase in loans............................................................    (22,145,595)       (2,307,172)
      Purchases of premises and equipment..............................................     (1,702,338)       (2,973,645)
                                                                                         -------------      ------------
            Net cash (used in) investing activities....................................    (20,729,621)         (217,815)
                                                                                         -------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase (decrease) in deposits............................................     22,046,485        (1,029,653)
        Net increase (decrease) in advance payments by
          borrowers for taxes and insurance............................................          1,481           (26,137)
                                                                                         -------------      ------------
                Net cash provided by (used in) financing activities....................     22,047,966        (1,055,790)
                                                                                         -------------      ------------

                                                   (continued)






                                                                                                 NINE MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                         ----------------------------------
                                                                                               2006             2005
                                                                                         ----------------- ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................................        806,928     $  (1,069,170)
                                                                                         -------------     -------------
      Cash and cash equivalents, beginning of the period...............................      5,553,058         5,299,694
                                                                                         -------------     -------------
      Cash and cash equivalents, end of period.........................................  $   6,359,986     $   4,230,524
                                                                                         =============     =============
SUPPLEMENTAL DISCLOSURES:

      Cash paid during the period for interest.........................................  $   1,544,099     $     948,472
                                                                                         =============     =============
      Cash paid during the period for income taxes.....................................  $      87,894     $     248,273
                                                                                         =============     =============
      Loans transferred to foreclosed real estate during the period....................  $           0     $           0
                                                                                         =============     =============
      Proceeds from sales of foreclosed real estate financed through loans.............  $           0     $           0
                                                                                         =============     =============
      Total (decrease) in unrealized gain on securities available-for-sale.............  $    (193,355)    $    (120,268)
                                                                                         =============     =============

SEE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      DELANCO BANCORP, INC. AND SUBSIDIARY
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

 (1)     BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three- and nine-month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the "Company") included in the Company's prospectus, dated February 9, 2007.

         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for losses on loans.

(2)      STOCK ISSUANCE

         On November 20, 2006, the Board of Directors of the Company unanimously adopted a Plan of Stock Issuance (the "Plan"). Pursuant to the Plan, the Company offered up to 1,071,225 shares of its common stock to eligible account holders, its tax-qualified employee benefit plans and members of the general public.

         On March 22, 2007, the Company announced that it had received orders for approximately 735,626 shares in the subscription and community offering, including shares to be purchased by the Company's employee stock ownership plan. The offering is expected to close by early April 2007. Offering costs have been deferred and will be deducted from the proceeds of the shares sold in the stock offering.

(3)      EARNINGS PER SHARE

         When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the Company was wholly owned by Delanco MHC as of December 31, 2006, per share earnings data is not meaningful for this quarter or prior comparative periods and is therefore not presented.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Management's discussion and analysis of the financial condition and results of operations at and for the nine months ended December 31, 2006 and 2005 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

FORWARD-LOOKING STATEMENTS

         This quarterly report contains forward-looking statements that are based on assumptions and may describe our future plans, strategies and expectations. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions.

         Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of our loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, changes in real estate market values in our area, and changes in relevant accounting principles and guidelines.

         These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, we do not undertake, and specifically disclaim any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

         Delanco Bancorp, Inc. is the holding company for Delanco Federal Savings Bank. Delanco Federal Savings Bank operates from two offices in Burlington County, New Jersey. Delanco Federal Savings Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate a variety of consumer and business loans.

BALANCE SHEET ANALYSIS

         OVERVIEW. Total assets at December 31, 2006 were $97.6 million, an increase of $22.1 million or 29.3% from total assets of $75.5 million at March 31, 2006. Asset growth primarily reflected growth of the loan portfolio, which was funded by increased deposits.

         LOANS. At December 31, 2006, total loans, net, were $63.5 million, or 65.0% of total assets. In the nine months ended December 31, 2006, the loan portfolio grew $22.1 million, or 53.4%, with the growth distributed across the residential real estate, commercial and multi-family real estate, and home equity loan portfolios. The growth of the loan portfolio was primarily the result of the business development efforts of our commercial loan officer and the manager of our Cinnaminson office.


TABLE 1:  LOAN PORTFOLIO ANALYSIS

                                                                             DECEMBER 31,           MARCH 31,
                                                                                2006                  2006
                                                                       ---------------------------------------------
(Dollars in thousands)                                                   AMOUNT     PERCENT    AMOUNT     PERCENT
--------------------------------------------------------------------------------------------------------------------
Real estate loans:
   Residential.......................................................    $25,221       39.1%   $17,116       41.0%
   Commercial and multi-family.......................................     11,821       18.3      5,669       13.5
   Construction......................................................      1,846        2.9        205        0.5
                                                                       ---------------------------------------------
      Total real estate loans........................................     38,888       60.3     22,990       55.0
Commercial loans ....................................................      3,731        5.8      4,162       10.0
Consumer loans.......................................................     21,848       33.9     14,621       35.0
                                                                       ---------------------------------------------
         Total loans.................................................     64,467      100.0%    41,773      100.0%
                                                                                  ------------          ------------
Loans in process.....................................................       (614)                 (135)
Net deferred loan fees...............................................       (101)                  (32)
Allowance for losses.................................................       (282)                 (237)
                                                                       ------------          ------------
         Loans, net..................................................    $63,470               $41,369
--------------------------------------------------------------------------------------------------------------------


 TABLE 2:  NONPERFORMING ASSETS
                                                                                     DECEMBER 31,      MARCH 31,
 (Dollars in thousands)                                                                 2006             2006
 -------------------------------------------------------------------------------------------------------------------

 Nonaccrual loans.................................................................    $  --            $  --
 Accruing loans past due 90 days or more..........................................      257              439
                                                                                  ----------------------------------
          Total of nonaccrual and 90 days or more past due loans..................      257              439
 Real estate owned................................................................       --               --
 Other nonperforming assets.......................................................       --               --
                                                                                  ----------------------------------
          Total nonperforming assets..............................................      257              439
 Troubled debt restructurings.....................................................       --               --
                                                                                  ----------------------------------
 Troubled debt restructurings and total nonperforming assets......................    $ 257            $ 439
                                                                                  ----------------------------------

 Total nonperforming loans to total loans.........................................     0.40%            1.05%
 Total nonperforming loans to total assets........................................     0.26             0.58
 Total nonperforming assets and troubled debt restructurings to total assets......     0.26             0.58
 -------------------------------------------------------------------------------------------------------------------

         SECURITIES. The investment securities portfolio was $17.9 million, or 18.4% of total assets, at December 31, 2006. At that date, 70.3% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. In recent periods we have focused on growing our loan portfolio. Accordingly, during the nine months ended December 31, 2006, we did not purchase any securities and used the proceeds from maturing and called securities to fund loans.

TABLE 3:  INVESTMENT SECURITIES
                                                                             DECEMBER 31,           MARCH 31,
                                                                                2006                  2006
                                                                       ---------------------------------------------
(Dollars in thousands)                                                  AMORTIZED    FAIR     AMORTIZED    FAIR
                                                                          COST       VALUE      COST       VALUE
--------------------------------------------------------------------------------------------------------------------
Securities available for sale:
   Mutual funds......................................................  $     200  $     250   $    196   $    240
   Equity securities.................................................          1         84          7        434
                                                                       ---------------------------------------------
      Total available for sale.......................................        201        334        203        674

Securities held to maturity:
   U.S. Government and agency securities.............................      5,000      4,918      5,500      5,352
   Mortgage-backed securities........................................     12,606     12,532     14,668     14,442
                                                                       ---------------------------------------------
      Total held to maturity.........................................     17,606     17,450     20,168     19,794
                                                                       ---------------------------------------------
         Total.......................................................  $  17,807  $  17,784   $ 20,371   $ 20,468
--------------------------------------------------------------------------------------------------------------------

         DEPOSITS. Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits. We consider demand deposits and money market and passbook accounts to be core deposits. At December 31, 2006, core deposits were 48.5% of total deposits. Deposits increased $22.0 million, or 33.1%, in the nine months ended December 31, 2006, as core deposits grew $7.9 million and time deposits grew $14.2 million.

TABLE 4:  DEPOSITS
                                                                             DECEMBER 31,           MARCH 31,
                                                                                2006                  2006
                                                                       ---------------------------------------------
(Dollars in thousands)                                                   AMOUNT     PERCENT    AMOUNT     PERCENT
--------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits..................................   $  3,123        3.5%  $  2,450        3.7%
Interest-bearing demand deposits.....................................      7,057        8.0      7,387       11.1
Savings and money market accounts....................................     32,738       37.0     25,186       37.9
Certificates of deposit..............................................     45,661       51.5     31,509       47.3
                                                                       ---------------------------------------------
         Total.......................................................   $ 88,579      100.0%  $ 66,532      100.0%
--------------------------------------------------------------------------------------------------------------------

         BORROWINGS. During the nine months ended December 31, 2006 we began to use short-term FHLB advances as an additional source of liquidity. At December 31, 2006, we had no short-term advances outstanding.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

          FINANCIAL HIGHLIGHTS. Net income for the nine months ended December 31, 2006 was $24,000 compared to $287,000 for the nine months ended December 31, 2005. Higher noninterest expense, which was partially offset by gains on the sale of investment securities, accounted for most of the change. Net interest income increased slightly as an increase in the average volume of loans was mostly offset by a narrowing of the interest rate spread.

 TABLE 5:  SUMMARY INCOME STATEMENTS

 Nine months ended December 31, (Dollars in thousands)               2006         2005    2006 V. 2005   % CHANGE
 -------------------------------------------------------------------------------------------------------------------
 Net interest income...........................................      1,563        1,559          4          0.3%
 Provision for loan losses.....................................         45           --         45          N/M
 Noninterest income............................................        511          384        127         33.1
 Noninterest expenses..........................................      2,003        1,581        422         26.7
 Net income....................................................         24          287       (263)       (91.6)

 Return on average equity (annualized).........................       0.40%        4.72%
 Return on average assets (annualized).........................       0.04         0.54
 -------------------------------------------------------------------------------------------------------------------

         NET INTEREST INCOME. Net interest income was essentially unchanged at $1.6 million for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005. Growth in average earning assets was mostly offset by lower net interest margins. The increase in average earning assets was driven by growth of the loan portfolio. The 42 basis point decrease in the net interest margin to 2.74% reflected the impact of changes in market interest rates.

         Average loans in the nine months ended December 31, 2006 increased $18.1 million, or 50.9%, compared with the same period in 2005, driven by growth in residential and commercial mortgages and home equity loans. Average investment securities in the nine months ended December 31, 2006 decreased $5.9 million, or 23.5%, compared to the same period in 2005. The reduction in the investment portfolio reflected maturities and prepayments, which were utilized to fund loan growth. The shift in the mix of interest-earning assets, combined with slightly higher market rates, increased the average yield on earning assets to 5.76% for the nine months ended December 31, 2006, compared with 5.08% for the same period in 2005.

         Average interest-bearing deposits in the nine months ended December 31, 2006 increased $12.7 million, or 21.1%, compared with the same period in 2005 due to increases in savings accounts and time deposits, partially offset by lower demand deposit balances. Average savings and money market balances increased $7.2 million, or 33.2%, over the prior year as higher rates for these accounts made them more attractive and we promoted a tiered money market account. Average time deposits increased $6.9 million, or 22.8%, as we promoted select deposit maturities. Increases in market interest rates, combined with a shift from demand deposits to money market accounts, increased the average cost of deposits to 3.09%, compared with 2.11% for the same period in 2005. Borrowing costs were $37,000 for the nine months ended December 31, 2006, as we began to use Federal Home Loan Bank advances as an additional source of liquidity.


 TABLE 6:  ANALYSIS OF NET INTEREST INCOME

 Nine Months Ended December 31, (Dollars in thousands)              2006         2005    2006 V. 2005    % CHANGE
 -------------------------------------------------------------------------------------------------------------------
 COMPONENTS OF NET INTEREST INCOME
    Loans....................................................    $  2,519     $  1,550   $    969          62.5%
    Investment securities....................................         765          958       (193)        (20.1)
       Total interest income.................................       3,284        2,508        776          30.9
    Deposits.................................................       1,684          948        736          77.6
    Borrowings...............................................          37            1         36           N/M
       Total interest expense................................       1,721          949        772          81.3
       Net interest income...................................       1,563        1,559          4           0.3
 AVERAGE YIELDS AND RATES PAID
    Interest-earning assets..................................    $ 76,037     $ 65,792   $ 10,245          15.6%
    Interest-bearing liabilities.............................      73,567       60,035     13,532          22.5
    Interest rate spread.....................................        2.64%        2.97%     (0.33)        (11.1)
    Net interest margin......................................        2.74         3.16      (0.42)        (13.3)
 AVERAGE BALANCES
    Loans....................................................      53,793       35,650   $ 18,143          50.9%
    Investment securities....................................      19,254       25,175     (5,921)        (23.5)
    Earning assets...........................................       2,990        4,967     (1,977)        (39.8)
    Interest-bearing deposits................................      72,689       60,035     12,654          21.1
    Borrowings...............................................         878           --        878         100.0
 -------------------------------------------------------------------------------------------------------------------

          PROVISION FOR LOAN LOSSES. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. Provisions for loan losses were $45,000 in the nine months ended December 31, 2006 compared to no provision in the nine months ended December 31, 2005. The change in the provision was due to an increase in the size of the loan portfolio and our analysis of the inherent losses in the portfolio. We had no charge-offs in the nine months ended December 31, 2006 and December 31, 2005.

 TABLE 7:  ANALYSIS OF LOAN LOSS EXPERIENCE
                                                                                   NINE MONTHS ENDED DECEMBER 31,
 (Dollars in thousands)                                                               2006              2005
 -------------------------------------------------------------------------------------------------------------------

 Allowance at beginning of period.............................................     $     237          $  227
 Provision for loan losses....................................................            45              --
 Total charge-offs............................................................            --              --
 Recoveries...................................................................            --              --
                                                                                ------------------------------------
 Net charge-offs..............................................................            --              --
      Allowance at end of period..............................................     $     282          $  227
                                                                                ------------------------------------

 Allowance to nonperforming loans.............................................        110.02%          52.11%
 Allowance to total loans outstanding at the end of the period................          0.44            0.61
 Net charge-offs (recoveries) to average loans outstanding
    during the period.........................................................            --              --
 -------------------------------------------------------------------------------------------------------------------

         NON-INTEREST INCOME. Noninterest income increased in the nine months ended December 31, 2006 compared to the same period in the prior year primarily as a result of the change in the net gain on sale of securities. In the nine months ended December 31, 2006, we sold shares of Freddie Mac for a gain of $397,000. In the nine months ended December 31, 2005, we had a loss on the sale of securities of $80,000 and recognized a gain of $344,000 on the exchange of shares of our data processor for cash in connection with the acquisition of our data processor.

 TABLE 8:  NONINTEREST INCOME SUMMARY

 Nine Months Ended December 31, (Dollars in thousands)                2006         2005      $ CHANGE     % CHANGE
 -------------------------------------------------------------------------------------------------------------------
 Gain (loss) on sale of securities.............................      $ 397      $  (80)       $  477        N/M
 Net gain on sale of non-marketable securities.................         --         343          (343)       N/M
 Service charges...............................................         70          80           (10)     (12.5)
 Income from bank owned life insurance.........................          5          10            (5)     (50.0)
 Net rental income.............................................          6          --             6        N/M
 Other.........................................................         33          31             2        6.5
                                                                ----------------------------------------------------
    Total......................................................      $ 511      $  384        $  127       33.1%
 -------------------------------------------------------------------------------------------------------------------

         NON-INTEREST EXPENSES. Noninterest expenses rose in the nine months ended December 31, 2006 over the same period in the prior year due primarily to our expansion efforts. Salaries and benefits increased primarily as a result of hiring additional staff for our Cinnaminson branch. Occupancy expenses and office supplies, telephone and postage expenses rose over the prior year as a result of the expansion of our main office and the addition of the Cinnaminson branch.

 TABLE 9:  NONINTEREST EXPENSE SUMMARY

 Nine months ended December 31, (Dollars in thousands)                2006         2005      $ CHANGE     % CHANGE
 -------------------------------------------------------------------------------------------------------------------

 Salaries and employee benefits................................     $1,170       $  977        $193          19.8%
 Advertising...................................................         39           32           7          21.9
 Office supplies, telephone and postage........................         71           42          29          69.1
 Net occupancy expense.........................................        294          143         151         105.6
 Federal insurance premiums....................................          6            6          --            --
 Data processing expenses......................................         89           69          20          29.0
 MAC expenses..................................................         39           38           1           2.6
 Bank charges and fees.........................................         37           43          (6)         14.0
 Insurance and surety bond premiums............................         31           30           1           3.3
 Dues and subscriptions........................................         26           32          (6)        (18.8)
 Audit service.................................................         27           27          --           --
 On-line banking expenses......................................         42           21          21         100.0
 Other.........................................................        132          121          11           9.1
                                                                ----------------------------------------------------
    Total......................................................     $2,003       $1,581        $422          26.7%
 -------------------------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL MANAGEMENT

         LIQUIDITY MANAGEMENT. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

         We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

         Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2006, cash and cash equivalents totaled $6.4 million. In addition, at December 31, 2006, we had arrangements to borrow up to $5.0 million from the Federal Home Loan Bank of New York. On December 31, 2006, we had no advances outstanding.

         A significant use of our liquidity is the funding of loan originations. At December 31, 2006, we had $9.6 million in loan commitments outstanding. In addition, we had $5.1 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2006 totaled $26.7 million, or 58.5% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

         CAPITAL MANAGEMENT. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2006, we exceeded all of our regulatory capital requirements. We are considered "well capitalized" under regulatory guidelines.

         The capital from our recently completed stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced, as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. We may use capital management tools such as cash dividends and common share repurchases. However, under the Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except under limited circumstances.

OFF-BALANCE SHEET ARRANGEMENTS

         In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. We currently have no plans to engage in hedging activities in the future.

         For the nine months ended December 31, 2006, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3.     CONTROLS AND PROCEDURES

         The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         Delanco Bancorp is not involved in any pending legal proceedings. Delanco Federal Savings Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.   OTHER INFORMATION

         None.

ITEM 6.    EXHIBITS

      3.1      Charter of Delanco Bancorp, Inc. (1)

      3.2      Bylaws of Delanco Bancorp, Inc. (1)

      4.0      Stock Certificate of Delanco Bancorp, Inc. (1)

      31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

      31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

      32.0     Section 1350 Certification

      --------------------------
      (1) Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-139339.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DELANCO BANCORP, INC.


Dated:  March 26, 2007          By: /s/ Robert M. Notigan
                                    --------------------------------------------
                                    Robert M. Notigan
                                    President and Chief Executive Officer
                                    (principal executive officer)



Dated:  March 26, 2007          By: /s/ Douglas R. Allen, Jr.
                                    --------------------------------------------
                                    Douglas R. Allen, Jr.
                                    Senior Vice President and Chief Financial
                                    Officer
                                    (principal financial and accounting officer)