Form 10KSB
period 2007-03-31
Delanco Bancorp, Inc
filed 2007-07-13
CIK 1382413

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 0-52517

DELANCO BANCORP, INC.
(Name of small business issuer in its charter)

United States (State or other jurisdiction of incorporation or organization)	36-4519533 (I.R.S. Employer Identification No.)
615 Burlington Avenue, Delanco, New Jersey (Address of principal executive offices)	08075 (Zip Code)

Issuer’s telephone number: (856) 461-0611
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

The issuer recorded $4.9 million in revenues for its most recent fiscal year.

The aggregate market value of the voting and non-voting common equity held by non-affiliates at June 26, 2007 was $6.3 million, based upon the closing price of $9.10 as quoted on the OTC Bulletin Board. Solely for purposes of this calculation, the shares held by Delanco MHC and the directors and executive officers of the issuer are deemed to be held by affiliates.

As of June 30, 2007, the issuer had 1,634,725 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders
are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

This report contains certain “forward-looking statements” within the meaning of the federal securities laws that are based on assumptions and may describe future plans, strategies and expectations of Delanco Bancorp, Inc. (the “Company”), Delanco MHC and Delanco Federal Savings Bank. These forward-looking statements are generally identified by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.

Management’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Delanco Bancorp and its subsidiaries include, but are not limited to, the following: interest rate trends; the general economic climate in the market area in which we operate, as well as nationwide; our ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. We assume no obligation to update any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Delanco Bancorp was organized in 2002 as a federal corporation at the direction of Delanco Federal Savings Bank, in connection with the reorganization of the Bank from the mutual form of organization to the mutual holding company form of organization. On March 30, 2007, Delanco Bancorp completed a minority stock offering. Delanco Bancorp sold 735,626 shares of its common stock to the public and issued 899,099 shares of its common stock to Delanco MHC, the mutual holding company of Delanco Federal Savings Bank. Costs incurred in connection with the common stock offering of $660,000 were recorded as a reduction of the proceeds from the offering. Net proceeds from the common stock offering amounted to approximately $6.7 million.

Delanco Bancorp’s business activity is the ownership of the outstanding capital stock of Delanco Federal Savings Bank. Delanco Bancorp does not own or lease any property but instead uses the premises, equipment and other property of Delanco Federal Savings Bank with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement. In the future, Delanco Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

Delanco Federal Savings Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area. We attract deposits from the general public and use those funds to originate a variety of consumer and business loans.

Our website address is www.delancofsb.com. Information on our website should not be considered a part of this report.

Market Area

We are headquartered in Delanco Township, New Jersey. In addition to our main office, we operate a full-service branch office in Cinnaminson, New Jersey. Delanco and Cinnaminson are in western Burlington County, New Jersey, across the Delaware River from northeastern Philadelphia. Historically, substantially all of our loans were made to borrowers who resided within approximately ten miles of our main office. In the past two years we expanded our lending area to all of Pennsylvania and New Jersey, with a focus on Philadelphia and southwestern New Jersey.

The population and per capita income of Burlington County has increased in recent years, while unemployment has remained low, creating opportunities for the growth of our business. From 2000 to 2006, the population of Burlington County increased 8.1% to an estimated 457,575, compared to increases of 5.2% for New Jersey and 7.9% for the United States. Burlington County’s population is projected to increase by 6.5% through 2011. The Philadelphia metropolitan area, of which western Burlington County is a part, is the fifth largest in the United States, with an estimated population of 5.8 million. The city of Philadelphia is the sixth most populous city in the United States.

Burlington County’s per capita income increased by 27.9% to $33,682 from 2000 to 2006, which is slightly below the per capita income for the state and greater than the per capita income of $26,228 for the United States. Median household income in Burlington County also increased during this period and was estimated at $71,857 in 2006, which is greater than the median household income of $66,848 for New Jersey and of $48,534 for the United States. Burlington County’s higher income levels support a strong housing market. In 2000, Burlington County had a 77.4% rate of owner-occupancy, which was over ten percentage points higher than the state and national levels.

In recent years, Burlington County has experienced lower unemployment rates compared to New Jersey and the United States. In 2005, Burlington County had an unemployment rate of 3.7%, compared to 4.4% for New Jersey and 5.1% for the United States. In 2000, the services industry accounted for the highest source of employment at 49.1%, with wholesale/retail trade second at 16.4% and manufacturing third at 11.0%.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. Several large holding companies operate banks in our market area, including Bank of America, Wachovia, Commerce Bank and PNC Bank. These institutions are significantly larger than us and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2006, which is the most recent date for which data is available from the FDIC, we held less than 1% of the deposits in Burlington County, New Jersey.

Our competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

One- to Four-Family Residential Loans. We offer three types of residential mortgage loans: fixed-rate loans, balloon loans and adjustable-rate loans. We offer fixed-rate mortgage loans with terms of 15, 20 or 30 years and balloon mortgage loans with terms of five, ten or 15 years. We offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one or three years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one year U.S. Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6.0% over the initial interest rate of the loan. We generally retain all of the mortgage loans that we originate, although from time to time we have sold some of the 30-year, fixed-rate mortgage loans that we originated.

Borrower demand for adjustable-rate or balloon loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate or balloon loans. The relative amount of fixed-rate, balloon and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. We do not offer loans with negative amortization and generally do not offer interest only loans.

We will make loans with loan-to-value ratios up to 100%; however, we require private mortgage insurance for loans with a loan-to-value ratio over 80%. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

Construction Loans. We originate loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. We also make construction loans for small commercial development projects. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually nine months for residential properties and 12 months for commercial properties. Loans generally can be made with a maximum loan to value ratio of 90% on residential construction and 80% on commercial construction, based on appraised value as if complete. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

Commercial and Multi-Family Real Estate Loans. We offer fixed- and adjustable-rate mortgage loans secured by a variety of commercial and multi-family real estate, such as small office buildings, warehouses, retail properties and small apartment buildings. We originate a variety of fixed- and adjustable-rate commercial real estate and multi-family real estate loans generally for terms up to 10 years and payments based on an amortization schedule of up to 20 years. Adjustable-rate loans are typically based on the Prime Rate. Loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value.

Commercial Loans. We offer commercial business loans to professionals, sole proprietorships and small businesses in our market area. We offer installment loans for capital improvements, equipment acquisition and long-term working capital. These loans are secured by business assets other than real estate, such as business equipment and inventory, or are backed by the personal guarantee of the borrower. We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases. We also offer accounts receivable lines of credit.

When making commercial business loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

Consumer Loans. Our consumer loans consist primarily of home equity loans and lines of credit. We occasionally make loans secured by passbook or certificate accounts and automobile loans.

We offer home equity loans with a maximum combined loan to value ratio of 80% or less. Home equity lines of credit have adjustable rates of interest that are indexed to the Prime Rate as published by The Wall Street Journal. Home equity loans have fixed interest rates and terms that typically range from five to 15 years. Some of our home equity loans are originated as five-year balloon loans with monthly payments based on a 20- to 30-year amortization schedule.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Underwriting Risks.

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment. If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial and Multi-Family Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multi-family real estate loans. In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25. An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Commercial Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.

From time to time, we will purchase participations in loans from the Thrift Institutions Community Investment Corporation of New Jersey to supplement our lending portfolio. Loan participations totaled $2.2 million at March 31, 2007. Loan participations are also subject to the same credit analysis and loan approvals as loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

In the past, we have sold some of the 30-year fixed rate loans that we originated to the Federal Home Loan Bank of New York for interest risk management purposes. In recent periods we have retained all of the loans that we have originated.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board of directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure. All loans over $350,000 must be approved by the loan committee of the board of directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At March 31, 2007, our regulatory limit on loans to one borrower was $1.6 million. At that date, our largest lending relationship was $918,000 and was secured by commercial real estate. This loan was performing in accordance with its original terms at March 31, 2007.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of New York stock.

At March 31, 2007, our investment portfolio totaled $16.1 million, or 14.5% of total assets, and consisted primarily of mortgage-backed securities and debt securities of government sponsored enterprises.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. The Asset/Liability Committee is responsible for implementation of the investment policy and monitoring our investment performance. Our board of directors reviews the status of our investment portfolio on a quarterly basis, or more frequently if warranted.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of New Jersey. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. In addition to accounts for individuals, we also offer commercial checking accounts designed for the businesses operating in our market area. We do not have any brokered deposits. From time to time we promote various accounts in an effort to increase deposits.

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, and customer preferences and concerns. We generally review our deposit mix and pricing bi-weekly. Our deposit pricing strategy has generally been to offer competitive rates and to be towards the top of the local market for rates on all types of deposit products.

Borrowings. We have the ability to utilize advances from the Federal Home Loan Bank of New York to supplement our investable funds, although we have not done so until recently. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Personnel

As of March 31, 2007, we had 29 full-time equivalent employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The only subsidiary of Delanco Bancorp is Delanco Federal Savings Bank. Delanco Federal Savings Bank does not have any active subsidiaries.

Risk Factors

We have had low earnings during the last two fiscal years, which have been supported by non-recurring gains.

We reported a net loss of $155,000 for the year ended March 31, 2007 compared to net income of $316,000 for the year ended March 31, 2006. Included in net income for fiscal 2007 was an after-tax gain of $270,000 relating to the sale of Freddie Mac stock, and included in net income for fiscal 2006 was an after-tax gain of $207,000 relating to the sale of our data processor. Without these gains, we would have incurred a larger loss for the year ended March 31, 2007 and recognized a much smaller profit for the year ended March 31, 2006. The primary reasons for our low earnings were that our expenses increased as a result of building and staffing our new Cinnaminson facility, our net interest spread declined as a result of market conditions and, with respect to fiscal 2007, we increased our provision for loan losses.

If we do not achieve profitability on our new branch, the new branch will hurt our earnings.

Building and staffing our Cinnaminson, New Jersey office, which opened in October 2006, has increased our operating expenses. It will take time for the new branch to generate sufficient deposits and loan volume to offset the additional expenses associated with the facility, some of which, like salaries and occupancy expense, are relatively fixed costs. Numerous factors contribute to the performance of a branch facility, such as our ability to select a suitable location, real estate acquisition and construction costs, competition, managerial resources, our ability to hire and retain qualified personnel, and the effectiveness of our marketing strategy. If we are not successful in increasing the volume of our loans and deposits through our new branch or if we are not able to manage the costs associated with the new branch, the operation of the new branch will hurt our earnings.

Our increased emphasis on commercial lending may expose us to increased lending risks.

At March 31, 2007, $27.8 million, or 35.6%, of our loan portfolio consisted of commercial and multi-family real estate loans and commercial business loans, compared to $4.4 million at March 31, 2005. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, our regulatory loans-to-one borrower limit has increased as a result of the additional capital received in our recently completed public offering. Our ability to make larger loans may expose us to greater risk of loss.

The unseasoned nature of our commercial loan portfolio may expose us to increased lending risks.

Because we only recently began our initiative to originate commercial loans, our commercial loan portfolio is unseasoned, and our limited experience in originating these types of loans does not provide us with a significant payment history pattern with which to judge future collectibility. Furthermore, these loans have not been subjected to unfavorable economic conditions. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could adversely affect our future performance.

Rising interest rates may further compress our interest rate spread, which would hurt our profits.

Between June 30, 2004, and June 30, 2006, the U.S. Federal Reserve increased its target for the federal funds rate 17 times in 25 basis point increments from 1.00% to 5.25%. The increase in the federal funds rate has had the affect of increasing short-term market interest rates. While short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, which has reduced our profitability. If short-term interest rates continue to rise, and if rates on our deposits continue to reprice upwards faster than the rates on our long-term loans and investments, we would continue to experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Because most of our borrowers are located in Burlington County, New Jersey or the surrounding area, a downturn in the local economy or a decline in local real estate values could cause increases in nonperforming loans, which could hurt our profits.

A majority of our loans are secured by real estate or made to businesses in Burlington County, New Jersey, and nearly all of our loans are secured by real estate or made to businesses in the Philadelphia metropolitan area. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt our profits. In recent years, there has been a significant increase in real estate values in our market area. As a result of rising home prices, our loans have been well collateralized. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. Additionally, a decline in real estate values could adversely impact our portfolio of commercial real estate loans and could result in a decline in the origination of such loans.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition in making loans, attracting deposits and hiring and retaining experienced employees. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which reduces our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. At June 30, 2006, which is the most recent date for which data is available from the FDIC, we held less than 1% of the deposits in Burlington County, New Jersey. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. Delanco MHC, Delanco Bancorp and Delanco Federal Savings Bank are all subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Delanco Federal Savings Bank rather than for holders of Delanco Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

We will need to implement additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements, which will increase our operating expenses.

As a public reporting company, the federal securities laws and the regulations of the Securities and Exchange Commission require that we file annual, quarterly and current reports and that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We expect that the obligations of being a public company, including substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. Compliance with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission will require us to certify the adequacy of our internal controls and procedures, which will require us to upgrade our accounting systems. These reporting and compliance obligations will increase our operating expenses and could divert our management’s attention from our operations.

Delanco MHC’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction you may find advantageous.

Delanco MHC owns a majority of Delanco Bancorp’s common stock and, through its board of directors, is able to exercise voting control over most matters put to a vote of stockholders. For example, Delanco MHC may exercise its voting control to prevent a sale or merger transaction or to defeat a stockholder nominee for election to the board of directors of Delanco Bancorp. The same directors and officers who manage Delanco Bancorp and Delanco Federal Savings Bank also manage Delanco MHC. As a federally chartered mutual holding company, the board of directors of Delanco MHC must ensure that the interests of depositors of Delanco Federal Savings Bank are represented and considered in matters put to a vote of stockholders of Delanco Bancorp. Therefore, the votes cast by Delanco MHC may not be in your personal best interests as a stockholder. For example, Delanco MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of Delanco Bancorp. Delanco MHC’s ability to control the outcome of the election of the board of directors of Delanco Bancorp restricts the ability of minority stockholders to effect a change of management. In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of Delanco MHC, as such transactions require the approval of at least two-thirds of all outstanding voting stock, which can only be achieved if Delanco MHC voted to approve such transactions. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies.

Office of Thrift Supervision policy on remutualization transactions could prevent acquisition of Delanco Bancorp, which may adversely affect our stock price.

Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in what is commonly called a “remutualization” transaction. In the past, remutualization transactions resulted in minority stockholders receiving a significant premium for their shares. However, in 2003 the Office of Thrift Supervision issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision’s concerns are not warranted in the particular case. Should the Office of Thrift Supervision prohibit or further restrict these transactions in the future, our per share stock price may be adversely affected.

Office of Thrift Supervision regulations and anti-takeover provisions in our charter restrict the accumulation of our common stock, which may adversely affect our stock price.

Office of Thrift Supervision regulations provide that for a period of three years following the date of the completion of the stock offering, no person, acting alone, together with associates or in a group of persons acting in concert, may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of our common stock without the prior written approval of the Office of Thrift Supervision. In addition, Delanco Bancorp’s charter provides that, for a period of five years from the date of the stock offering, no person, other than Delanco MHC may acquire directly or indirectly the beneficial ownership of more than 10% of any class of any equity security of Delanco Bancorp. In the event a person acquires shares in violation of this charter provision, all shares beneficially owned by such person in excess of 10% will be considered “excess shares” and will not be counted as shares entitled to vote or counted as voting shares in connection with any matters submitted to the stockholders for a vote. These restrictions make it more difficult and less attractive for stockholders to acquire a significant amount of our common stock, which may adversely affect our stock price.

Regulation and Supervision

General

Delanco Federal Savings Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Delanco Federal Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Delanco Federal Savings Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Delanco Federal Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Delanco Bancorp, Delanco MHC and Delanco Federal Savings Bank and their operations. Delanco Bancorp and Delanco MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision.

Certain of the regulatory requirements that are or will be applicable to Delanco Federal Savings Bank, Delanco Bancorp and Delanco MHC are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Delanco Federal Savings Bank, Delanco Bancorp and Delanco MHC and is qualified in its entirety by reference to the actual statutes and regulations.

Regulation of Federal Savings Associations

Capital Requirements.  The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At March 31, 2007, Delanco Federal Savings Bank met each of these capital requirements.

Prompt Corrective Regulatory Action.  The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard. Delanco Federal Savings Bank has not received any notice from the Office of Thrift Supervision that it has failed to meet any standard prescribed by the guidelines.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Delanco Federal Savings Bank, it is a subsidiary of a holding company. If Delanco Federal Savings Bank’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. Education loans, credit card loans and small business loans may be considered “qualified thrift investments.” A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 2007, Delanco Federal Savings Bank maintained 88.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits Delanco Federal Savings Bank’s authority to lend to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (e.g., any company that controls or is under common control with an institution, including Delanco Bancorp, Inc., Delanco MHC and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act generally prohibits loans by Delanco Bancorp to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Delanco Federal Savings Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Delanco Federal Savings Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit Delanco Federal Savings Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Delanco Federal Savings Bank’s capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the board of directors.

Insurance of Deposit Accounts. Deposits of Delanco Federal Savings Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. Recent legislation eliminated the minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The FDIC has the ability to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of Delanco Federal Savings Bank. We cannot predict what insurance assessment rates will be in the future. Assessment credits have been provided to institutions that paid high premiums in the past. As a result, Delanco Federal Savings Bank will have credits that offset all of its premiums in 2007.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.

Federal Home Loan Bank System. Delanco Federal Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Delanco Federal Savings Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Delanco Federal Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2007 of $103,000.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of Thrift Supervision to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

Delanco Federal Savings Bank received a “satisfactory” rating as a result of its most recent Community Reinvestment Act assessment.

Holding Company Regulation

General. Delanco Bancorp and Delanco MHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Office of Thrift Supervision has enforcement authority over Delanco Bancorp and Delanco MHC and their non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to Delanco Federal Savings Bank.

Restrictions Applicable to Mutual Holding Companies. According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as Delanco MHC, may generally engage in the following activities: (1) investing in the stock of a bank; (2) acquiring a mutual association through the merger of such association into a bank subsidiary of such holding company or an interim bank subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a bank; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by Office of Thrift Supervision for multiple savings and loan holding companies. In addition, mutual holding companies may engage in activities permitted for financial holding companies. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or its holding company, without prior written approval of the Office of Thrift Supervision. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution’s failure to so qualify.

Stock Holding Company Subsidiary Regulation. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. Delanco Bancorp is the stock holding company subsidiary of Delanco MHC. Delanco Bancorp is permitted to engage in activities that are permitted for Delanco MHC subject to the same restrictions and conditions.

Waivers of Dividends by Delanco MHC. Office of Thrift Supervision regulations require Delanco MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from Delanco Bancorp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to a waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. We anticipate that Delanco MHC will waive dividends that Delanco Bancorp may pay, if any.

Conversion of Delanco MHC to Stock Form.  Office of Thrift Supervision regulations permit Delanco MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the Board of Directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction a new holding company would be formed as the successor to Delanco Bancorp, Delanco MHC’s corporate existence would end, and certain depositors of Delanco Federal Savings Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Delanco MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than Delanco MHC own the same percentage of common stock in the new holding company as they owned in Delanco Bancorp immediately before conversion. The total number of shares held by stockholders other than Delanco MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

ITEM 2.  DESCRIPTION OF PROPERTY

We conduct our business through our main office in Delanco, New Jersey and our branch office in Cinnaminson, New Jersey, both of which we own. The net book value of our land, buildings, furniture, fixtures and equipment was $8.4 million as of March 31, 2007.

ITEM 3. LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF
               EQUITY SECURITIES

The common stock of Delanco Bancorp is quoted on the OTC Bulletin Board under the symbol “DLNO.OB.” The Company completed its initial public offering on March 30, 2007 and commenced trading on April 2, 2007. Because the Company’s stock did not begin trading until after the end of the fiscal year, there is no information for high and low sale prices for the year ended March 31, 2007. As of July 6, 2007 there were approximately 341 holders of record of the Company’s common stock.

The effective date of the Registration Statement on Form SB-2 (File No. 333-139339) was February 9, 2007. The offering was consummated on March 30, 2007 with the sale of 735,626 shares registered pursuant to the Registration Statement. Ryan Beck & Co., Inc. acted as marketing agent for the offering. The class of securities registered was common stock, par value $0.01 per share. The aggregate amount of such securities registered and sold was 735,626 shares for aggregate offering proceeds of $7.4 million. The expenses incurred to date in connection with the stock offering are $660,000, including expenses paid to and for underwriters of $210,000, attorney and accounting fees of $265,000 and other expenses of $185,000. The net proceeds resulting from the offering after deducting expenses were $6.7 million. The net proceeds have been invested in loans and cash and cash equivalents.

Delanco Bancorp is not subject to OTS regulatory restrictions on the payment of dividends. However, Delanco Bancorp’s ability to pay dividends may depend, in part, upon its receipt of dividends from Delanco Federal Savings Bank because Delanco Bancorp has no source of income other than earnings from the investment of the net proceeds from the offering that it retained. Payment of cash dividends on capital stock by a savings institution is limited by OTS regulations. Delanco Federal Savings Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with its reorganization. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

As of March 31, 2007, Delanco Bancorp satisfied all prescribed capital requirements. Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations. To date, we have not declared any cash dividends.

Since completion of the offering on March 30, 2007, we have not repurchased any of our common stock and have no publicly announced repurchase plans or programs.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The objective of this section is to help potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the financial statements and notes to the financial statements that appear at the end of this report.

Overview

Our principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use these deposits to fund loans. We focus on providing our products and services to two segments of customers: individuals and small businesses.

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. In recent periods, short-term interest rates (which influence the rates we pay on deposits) have increased, while longer-term interest rates (which influence the rates we earn on loans) have not. The narrowing of the spread between the interest we earn on loans and investments and the interest we pay on deposits has negatively affected our net interest income.

A secondary source of income is non-interest income, which is revenue that we receive from providing products and services. The majority of our non-interest income generally comes from service charges (mostly from service charges on deposit accounts). In some years, we recognize income from the sale of loans and securities. In fiscal 2006, we had income of $345,000 from the sale of shares we owned in our data processor. In fiscal 2007, we chose to recognize gains through the sale of Freddie Mac stock in order to offset higher expenses related to our recent expansion. Our new facility in Cinnaminson includes space that we will rent to other businesses.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, data processing expenses and other miscellaneous expenses, such as office supplies, telephone, postage, advertising and professional services.

Our largest noninterest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. Our salaries and employee benefits expense has increased in recent periods as a result of the addition of staff for our new branch. Following the offering, we will recognize additional annual employee compensation expenses stemming from the adoption of new equity benefit plans. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Our occupancy expenses have increased in recent periods because of the expansion of our main office and the addition of our Cinnaminson facility.

Effective at the beginning of 2007, the Federal Deposit Insurance Corporation began assessing most insured depository institutions for deposit insurance at a rate between five cents and seven cents for every $100 of deposits. Assessment credits have been provided to institutions that paid high premiums in the past. According to information provided by the Federal Deposit Insurance Corporation, Delanco Federal Savings Bank will receive an assessment credit of approximately $62,000. We expect that this credit will offset all of our deposit insurance premiums in 2007.

We will incur additional noninterest expenses as a result of operating as a public company. These additional expenses will consist primarily of legal and accounting fees, expenses of stockholder communications and meetings and expenses related to the addition of personnel in our accounting department.

Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States. Our significant accounting policies are described in the notes to our financial statements.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Allowance for Loan Losses. We consider the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 1 of the notes to the financial statements included in this report.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Balance Sheet Analysis

Loans. At March 31, 2007, total loans, net, were $76.5 million, or 68.9% of total assets. In the year ended March 31, 2007, the loan portfolio grew $35.1 million, or 84.9%, with the growth distributed across the portfolio. The growth of the loan portfolio was primarily the result of the business development efforts of our commercial loan officer and the manager of our Cinnaminson office. Beginning in late fiscal 2005 we began to emphasize commercial lending in order to grow the loan portfolio and increase the average yield.

Table 1: Loan Portfolio Analysis
	2007		2006		2005
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$24,112	30.9%	$17,116	41.0%	$19,417	55.4%
Commercial and multi-family	12,681	16.3	5,669	13.5	3,350	9.6
Construction	2,061	2.6	205	0.5	240	0.7
Total real estate loans	38,854	49.8	22,990	55.0	23,007	65.7
Commercial loans	15,124	19.4	4,162	10.0	1,097	3.1
Consumer loans	24,066	30.8	14,621	35.0	10,926	31.2
Total loans	78,044	100.0%	41,773	100.0%	35,030	100.0%
Loans in process	(916)		(135)		—
Net deferred loan fees	(138)		(32)		(29)
Allowance for losses	(492)		(237)		(227)
Loans, net	$76,498		$41,369		$34,774

The following table sets forth certain information at March 31, 2007 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude applicable loans in process, unearned interest in consumer loans and net deferred loan costs. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate. When market interest rates rise, as has occurred in recent periods, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Table 2: Contractual Maturities and Interest Rate Sensitivity
March 31, 2007 (Dollars in thousands)	Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$3,680	$1,556	$513	$5,749
More than one to five years	6,988	7,153	16,421	30,562
More than five years	28,186	6,415	7,132	41,733
Total	$38,854	$15,124	$24,066	$78,044

Interest rate terms on amounts due after one year:
Fixed-rate loans	$32,684	$11,809	$19,929	$64,422
Adjustable-rate loans	2,490	1,759	3,624	7,873
Total	$35,174	$13,568	$23,553	$72,295

Securities. The investment securities portfolio was $16.1 million, or 14.5% of total assets, at March 31, 2007. At that date, 72.6% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in debt securities of government sponsored enterprises, such as the Federal Home Loan Banks, Fannie Mae and Freddie Mac. In recent periods we have focused on growing our loan portfolio. Accordingly, during the year ended March 31, 2007 we did not purchase any securities and used the proceeds from maturing and called securities to fund loans.

Table 3: Investment Securities
	2007		2006		2005
March 31, (Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Mutual funds	$212	$253	$196	$240	$2,359	$2,297
Equity securities	--	--	7	434	8	513
Total available for sale	212	253	203	674	2,367	2,810

Securities held to maturity:
Government sponsored enterprise securities	4,000	3,942	5,500	5,352	6,500	6,381
Mortgage-backed securities	11,822	11,810	14,668	14,442	17,514	17,591
Total held to maturity	15,822	15,752	20,168	19,794	24,014	23,972
Total	$16,034	$16,005	$20,371	$20,468	$26,381	$26,782

The following table sets forth the stated maturities and weighted average yields of our mortgage-backed securities at March 31, 2007. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Approximately $3.0 million of the mortgage-backed securities listed have adjustable interest rates.

Table 4: Investment Maturities Schedule
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
March 31, 2007 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:
Mutual funds	—	—	—	—	—	—	—	—	$253	—
Equity securities	—	—	—	—	—	—	—	—	—	—
Total available for sale	—	—	—	—	—	—	—	—	253	—

Securities held to maturity:
Government sponsored enterprise securities	1,500	3.23	2,000	3.43	500	5.04			4,000	3.56
Mortgage-backed securities	5	7.14	6,422	5.23	2,088	4.34	3,307	4.32	11,822	4.82
Total held to maturity	1,505	3.24	8,422	4.80	2,588	4.48	3,307	4.32	15,822	4.50
Total	$1,505	3.24	$8,422	4.80	$2,588	4.48	$3,307	4.32	$16,075	4.50

Deposits. Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits. We consider demand deposits and money market and passbook accounts to be core deposits. At March 31, 2007, core deposits were 46.3% of total deposits. Deposits increased $29.5 million, or 44.3%, in the year ended March 31, 2007, as core deposits grew $9.4 million and time deposits grew $20.0 million. Our efforts to grow core deposits have been focused on the promotion of a tiered money market deposit account. We have experienced an increase in our time deposit accounts as we have selectively competed for certain deposit maturities by adjusting our rates. However, we believe we are most successful attracting and retaining deposits by offering superior customer service.

Table 5: Deposits
	2007		2006		2005
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$3,372	3.5%	$2,450	3.7%	$1,745	2.8%
Interest-bearing demand deposits	7,930	8.3	7,387	11.1	8,092	13.0
Savings and money market accounts	33,163	34.5	25,186	37.9	21,754	34.9
Certificates of deposit	51,524	53.7	31,509	47.3	30,706	49.3
Total	$95,989	100.0%	$66,532	100.0%	$62,297	100.0%

Table 6: Time Deposit Maturities of $100,000 or more
March 31, 2007 (Dollars in thousands)	Certificates of Deposit
Maturity Period
Three months or less	$2,616
Over three through six months	4,409
Over six through twelve months	4,195
Over twelve months	4,103
Total	$15,323

Borrowings. During the years ended March 31, 2006 and 2005 we used borrowed funds on an infrequent basis. During the year ended March 31, 2007 we began to use short-term FHLB advances as an additional source of liquidity.

Table 7: Borrowings
March 31, (Dollars in thousands)	2007	2006	2005
Maximum amount outstanding at any month end during the period:
FHLB advances	$2,800	—	$500
Average amount outstanding during the period (1):
FHLB advances	$658	—	$42
Weighted average interest rate during the period (1):
FHLB advances	5.62%	—	N/M
Balance outstanding at end of period:
FHLB advances	—	—	—
Weighted average interest rate at end of period:
FHLB advances	—	—	—

(1)	Averages are based on month-end balances. Due to the infrequent use of borrowed funds in fiscal 2006 and 2005, there were frequently no month-end balances.

Results of Operations for the Years Ended March 31, 2007 and 2006

Financial Highlights. Net income decreased $471,000 to a loss of $155,000 for the year ended March 31, 2007, from $316,000 for the year ended March 31, 2006. Higher noninterest expense, which was partially offset by gains on the sale of investment securities, accounted for most of the change. The increase in noninterest expense related primarily to our expansion efforts and the additional employees hired for our new branch. Also contributing to the loss in fiscal 2007 was an increase in the provision for loan losses. Net interest income increased slightly as a significant increase in the average volume of loans was mostly offset by a narrowing of the interest rate spread.

Table 8: Summary Income Statements
Year Ended March 31, (Dollars in thousands)	2007	2006	2007 v. 2006	% Change
Net interest income	$2,232	$2,066	$166	8.0%
Provision for loan losses	255	10	245	N/M
Noninterest income	622	473	149	31.5
Noninterest expenses	2,862	2,138	724	33.9
Net income	(155)	316	(471)	(149.1)

Return on average equity	(1.83)%	4.03%
Return on average assets	(0.17)%	0.44%

Net Interest Income. Net interest income increased $166,000, or 8.0%, to $2.2 million for fiscal 2007 from $2.1 million for fiscal 2006. Growth in average earning assets was mostly offset by lower net interest margins. The increase in average earning assets was driven by growth of the loan portfolio. The 38 basis point decrease in the net interest margin to 2.76% reflected the impact of changes in market interest rates.

Average loans in fiscal 2007 increased $21.8 million, or 59.2%, compared with fiscal 2006, with growth in all areas of the portfolio. Average investment securities in fiscal 2007 decreased $5.5 million, or 23.0%, compared to 2006. The reduction in the investment portfolio reflected maturities and prepayments, which were utilized to fund loan growth. The shift in the mix of interest-earning assets, combined with slightly higher market rates, increased the average yield on earning assets to 5.90% for fiscal 2007, compared with 5.16% for fiscal 2006.

Average interest-bearing deposits in fiscal 2007 increased $16.3 million, or 27.0%, compared with fiscal 2006 due primarily to increases in money market accounts and time deposits, partially offset by lower demand deposit balances. Average savings and money market balances increased $7.7 million, or 34.8%, over the prior year as higher rates for these accounts made them more attractive and we promoted a tiered money market account. Average time deposits increased $9.8 million, or 32.0%, as we promoted select deposit maturities. Increases in market interest rates, combined with a shift from demand deposits to money market accounts, increased the average cost of deposits to 3.24%, compared with 2.18% for fiscal 2006. Borrowing costs were $37,000 for fiscal 2007, as we began to use Federal Home Loan Bank advances as an additional source of liquidity.

Table 9: Analysis of Net Interest Income
Year Ended March 31, (Dollars in thousands)	2007	2006	2007 v. 2006	% Change
Components of net interest income
Loans	$3,721	$2,138	$1,583	74.0%
Investment securities	1,045	1,251	(206)	(16.5)
Total interest income	4,766	3,389	1,377	40.6
Deposits	2,497	1,322	1,175	88.9
Borrowings	37	1	36	N/M
Total interest expense	2,534	1,323	1,211	91.5
Net interest income	2,232	2,066	166	8.0
Average yields and rates paid
Interest-earning assets	5.90%	5.16%	74bp
Interest-bearing liabilities	3.26	2.18	108
Interest rate spread	2.64	2.98	(34)
Net interest margin	2.76	3.14	(38)
Average balances
Loans	$58,474	$36,723	21,751	59.2
Investment securities	18,583	24,118	(5,535)	(23.0)
Earning assets	80,728	65,729	14,999	22.8
Interest-bearing deposits	76,964	60,619	16,345	27.0

Provision for Loan Losses. Based on our evaluation of loan loss factors, management made a provision of $255,000 for the year ended March 31, 2007, and a provision of $10,000 for the year ended March 31, 2006. We had no charge-offs in either the year ended March 31, 2007 or the year ended March 31, 2006. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The change in the provision was based solely on management’s estimate of the losses inherent in our total loan portfolio and the increases in the loan portfolio.

The allowance for loan losses was $492,000, or 0.63% of total loans outstanding as of March 31, 2007, as compared with $237,000, or 0.57% as of March 31, 2006. An analysis of the changes in the allowance for loan losses is presented under “Risk Management - Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. Noninterest income increased $149,000 to $622,000 in fiscal 2007 over the prior year primarily as a result of the change in the net gain on sale of securities. Included in 2007 was a gain of $451,000 on the sale of Freddie Mac common stock, while included in 2006 was a gain of $345,000 on the exchange of shares of our data processor for cash in connection with the acquisition of our data processor.

Table 10: Noninterest Income Summary
Year Ended March 31, (Dollars in thousands)	2007	2006	$ Change	% Change
Gain (loss) on sale of securities	$451	$(19)	$470	N/M
Net gain on sale of non-marketable securities	19	345	(326)	(94.5)
Service charges	85	96	(11)	(11.5)
Rental income	12	--	12	N/M
Income from bank owned life insurance	10	10	--	--
Other	45	41	4	9.8
Total	622	$473	$149	31.5%

Noninterest Expenses. Noninterest expenses increased $724,000, or 33.8%, in fiscal 2007 over the prior year. The increase in salaries and employee benefits, which accounted for much of the increase, was due to the hiring of additional staff for the Cinnaminson branch. Advertising, office supplies and occupancy expenses also increased as a result of our expansion efforts. The increase in data processing expenses and online banking expense indicated as a result of the larger number of accounts.

Table 11: Noninterest Expense Summary
Year Ended March 31, (Dollars in thousands)	2007	2006	$ Change	% Change
Salaries and employee benefits	$1,603	$1,305	$298	22.8
Advertising	50	47	3	6.4
Office supplies, telephone and postage	114	57	57	100.0
Net occupancy expense	437	202	235	116.3
Federal insurance premiums	8	8	--	--
Data processing expenses	135	99	36	36.4
MAC expenses	53	50	3	6.0
Bank charges and fees	54	55	(1)	(1.8)
Insurance and surety bond premiums	45	41	4	9.8
Dues and subscriptions	37	44	(7)	(15.9)
Audit service	92	61	31	50.8
On-line banking expenses	58	33	25	75.8
Other	176	136	40	29.4
Total	$2,862	$2,138	$724	33.9%

Income Tax Expense. The credit for income taxes was ($109,000) for 2007, compared to a provision of $75,000 for 2006.

Average Balance Sheets and Related Yields and Rates

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Management does not believe that use of month-end balances instead of daily average balances has caused any material differences in the information presented. Loan fees are included in interest income on loans and are insignificant. None of the income reflected in the following table is tax-exempt income.

Table 12: Average Balance Tables
	2007			2006
Year Ended March 31, (Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$58,474	$3,721	6.36%	$36,723	$2,138	5.82%
Investment securities	18,583	877	4.72	24,118	1,111	4.61
Other interest-earning assets	3,671	168	4.58	4,888	140	2.86
Total interest-earning assets	80,728	4,766	5.90	65,729	3,389	5.16

Noninterest-earning assets	9,752			6,150
Total assets	$90,480			$71,879

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,844	42.61		$7,956	40	0.50
Savings and money market accounts	29,795	732	2.46	22,103	288	1.30
Certificates of deposit	40,325	1,723	4.27	30,560	995	3.26
Total interest-bearing deposits	76,964	2,497	3.24	60,619	1,323	2.18

FHLB advances	658	37	5.62	—	—	—
Total interest-bearing liabilities	77,622	2,534	3.26	60,619	1,323	2.18

Noninterest-bearing demand deposits	3,141			1,910
Other noninterest-bearing liabilities	1,243			1,239
Total liabilities	82,006			63,768

Retained earnings	8,474			8,111
Total liabilities and retained earnings	$90,480			$71,879

Net interest income		$2,232			$2,066
Interest rate spread			2.64			2.98
Net interest margin			2.76			3.14
Average interest-earning assets to average interest-bearing liabilities	104.00%			108.43%

Rate/Volume Analysis. The following tables set forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes due to both volume and rate have been allocated proportionally to the volume and rate changes. The net column represents the sum of the prior columns.

Table 13: Net Interest Income - Changes Due to Rate and Volume
2007 Compared to 2006 (Dollars in thousands)	Volume	Rate	Net
Interest income:
Loans receivable	$1,266	$317	$1,583
Investment securities	(254)	20	(234)
Other interest-earning assets	(35)	63	28
Total	977	400	1,377
Interest expense:
Deposits	358	816	1,174
FHLB advances	37	-	37
Total	395	816	1,211
Increase (decrease) in net interest income	$582	$(416)	$166

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status, including contacting the borrower by letter and phone at regular intervals. When the borrower is in default, we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Generally, when a consumer loan becomes 60 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan. Management informs the board of directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure and repossessed property that we own.

Analysis of Nonperforming and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

Table 14: Nonperforming Assets
March 31, (Dollars in thousands)	2007	2006	2005
Nonaccrual loans:
Residential real estate	$—	$—	$—
Commercial and multi-family real estate	—	—	—
Construction	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	—	—	—

Accruing loans past due 90 days or more:
Residential real estate	326	439	76
Commercial and multi-family real estate	238	—	—
Construction	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	564	439	76
Total of nonaccrual and 90 days or more past due loans	564	439	76

Real estate owned	—	—	—
Other nonperforming assets	—	—	—
Total nonperforming assets	564	439	76
Troubled debt restructurings	—	—	—
Troubled debt restructurings and total nonperforming assets	$564	$439	$76

Total nonperforming loans to total loans	0.72%	1.05%	0.22%
Total nonperforming loans to total assets	0.51	0.58	0.11
Total nonperforming assets and troubled debt restructurings to total assets	0.51	0.58	0.11

Interest income that would have been recorded for the year ended March 31, 2007, had nonaccruing loans been current according to their original terms amounted to $0. No interest related to nonaccrual loans was included in interest income for the year ended March 31, 2007.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

Table 15: Classified Assets
March 31, (Dollars in thousands)	2007	2006	2005
Special mention assets	$2,287	$656	$85
Substandard assets	3,201	395	83
Doubtful assets	300	—	—
Loss assets	-	—	—
Total classified assets	$5,788	$1,051	$168

Other than disclosed in the above tables, there are no other loans that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio and (3) an unallocated component. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.

For loans that are classified as impaired, we establish an allowance when the discounted cash flows (or collateral value or observable market price) of the loan is lower than it carrying value. We also establish a specific allowance for classified loans that do not have an individual allowance. The evaluation is based on our asset review and classified loan list.

We establish a general allowance for loans that are not classified to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. The allowance percentages have been derived using percentages commonly applied under the regulatory framework for Delanco Federal Savings Bank and other similarly-sized institutions. The percentages may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated periodically to ensure their relevance in the current economic environment. An unallocated component is maintained to cover uncertainties that could affect our estimate of probable losses.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectibility. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our charging off the loan or the portion of the loan that was impaired.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours. As a result of a recent examination, we classified several commercial loans due to documentation deficiencies.

At March 31, 2007, our allowance for loan losses represented 0.63% of total gross loans. No portion of the allowance was allocated to loans for which impairment has been recognized at March 31, 2007 because there were no loans classified as impaired as of that date. The allowance for loan losses increased by 107% from March 31, 2006 to March 31, 2007, following the provision for loan losses of $255,000. The decision to increase the allowance reflected the increase in classified assets, the increase in the loan portfolio by 86.8% and the shift in the mix of the loan portfolio to a larger percentage of commercial and multi-family real estate and commercial business loans. Other factors affecting the allowance calculation, such as charge-offs, national and local economic trends and conditions, industry conditions, changes in credit concentrations, quality of lending management and staff and lending standards remained reasonably stable during this period.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Table 16: Allocation of Allowance of Loan Losses
	2007		2006		2005
March 31, (Dollars in thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Residential real estate	$65	30.9%	$75	41.0%	$20	55.4%
Commercial and multi-family real estate	200	16.3	20	13.5	12	9.6
Construction	—	2.6	—	0.5	—	0.7
Commercial	132	19.4	15	10.0	4	3.1
Consumer	78	30.8	46	35.0	40	31.2
Unallocated	17	—	81	—	151	—
Total allowance for loan losses	$492	100.0%	$237	100.0%	$227	100.0%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Table 17: Analysis of Loan Loss Experience
Year Ended March 31, (Dollars in thousands)	2007	2006	2005
Allowance at beginning of period	$237	$227	$223

Provision for loan losses	255	10	13
Charge offs:
Residential real estate loans	—	—	6
Commercial and multi-family real estate loans	—	—	—
Construction loans	—	—	—
Commercial loans	—	—	—
Consumer loans	—	—	3
Total charge-offs	—	—	9

Recoveries	—	—	—
Net charge-offs	—	—	9

Allowance at end of period	$492	$237	$227

Allowance to nonperforming loans	87.23%	53.98%	298.68%
Allowance to total loans outstanding at the end of the period	0.63	0.57	0.65
Net charge-offs (recoveries) to average loans outstanding during the period	—	—	0.02

Interest Rate Risk Management. Our earnings and the market value of our assets and liabilities are subject to fluctuations caused by changes in the level of interest rates. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: originating balloon loans or loans with adjustable interest rates; selling the 30-year, fixed-rate loans that we originate; and promoting core deposit products and short-term time deposits.

We have an Asset/Liability Management Committee to coordinate all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at March 31, 2007 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Table 18: NPV Analysis
	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$13,011	$(2,610)	(17)%	11.73%	(187) bp
200	13,912	(1,710)	(11)%	12.39%	(120) bp
100	14,761	(861)	(6)%	12.99%	(60) bp
0	15,622			13.59%
(100)	16,262	640	4%	14.01%	42 bp
(200)	16,657	1,035	7%	14.24%	65 bp

The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $8.7 million. In addition, at March 31, 2007, we had arrangements to borrow up to $5.9 million from the Federal Home Loan Bank of New York. On March 31, 2007, we had no borrowings outstanding.

At March 31, 2007, substantially all of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At March 31, 2007, we had $14.5 million in loan commitments outstanding. In addition, we had $5.6 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2007 totaled $31.0 million, or 60.2% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination and purchase of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and note 17 of the notes to the financial statements.

The capital from our recently completed stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. In the future, we may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except: (1) in extraordinary circumstances, we may make open market repurchases of up to 5% of our outstanding stock if we receive the prior non-objection of the OTS of such repurchases; (2) repurchases of qualifying shares of a director or if we conduct an OTS-approved offer to repurchase made to all stockholders; (3) if we repurchase to fund a restricted stock award plan that has been approved by stockholders; or (4) if we repurchase stock to fund a tax-qualified employee stock benefit plan. All repurchases are prohibited, however, if the repurchase would reduce Delanco Federal Savings Bank’s regulatory capital below regulatory required levels.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 18 of the notes to the financial statements.

For the year ended March 31, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS

Information required by this item is included herein beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

For information relating to the directors of the Company, the section captioned “Proposal 1 - Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers and Key Employees

The executive officers of Delanco MHC and Delanco Bancorp are elected annually by the board of directors and serve at the board’s discretion. Ages presented are as of March 31, 2007. The executive officers of Delanco MHC and Delanco Bancorp are:

Name	Position
Robert M. Notigan	President and Chief Executive Officer
Douglas R. Allen, Jr.	Senior Vice-President and Chief Financial Officer

Robert M. Notigan has been the President and Chief Executive Officer of Delanco MHC, Delanco Bancorp and Delanco Federal Savings Bank since September 2005. Mr. Notigan was a retired banker prior to September 2005. Prior to his retirement, Mr. Notigan was an officer of Trenton Savings Bank from 1996 until 1999. Mr. Notigan began his banking career in 1961 and has served in a variety of positions with several institutions, all in southern New Jersey. Age 63. Director since 2004.

The officers of Delanco Federal Savings Bank are elected annually by the board of directors and serve at the board’s discretion. The executive officers and key employees of Delanco Federal Savings Bank are:

Name	Position
Robert M. Notigan	President and Chief Executive Officer
Douglas R. Allen, Jr.	Senior Vice President and Chief Financial Officer
Ronald E. Casperite	Vice President - Retail Lending and Secretary
Robert A. Miller	Vice President - Deposit Operations
Nicholas Consolo	Vice President - Commercial Lending
Thomas D. Schlett	Vice President - Business Development, Branch Manager

Below is information regarding our officers who are not also directors. Each officer has held his or her current position for at least the last five years, unless otherwise stated.

Douglas R. Allen, Jr. has been Senior Vice President and Chief Financial Officer of Delanco Federal Savings Bank since 1990. Mr. Allen has served as Senior Vice President and Chief Financial Officer for Delanco MHC and Delanco Bancorp since their formation. Mr. Allen joined Delanco Federal Savings Bank in 1976. Age 59.

Ronald E. Casperite has been Vice President - Retail Lending of Delanco Federal Savings Bank since 1990. Mr. Casperite has served as Secretary of Delanco Federal Savings Bank, Delanco MHC and Delanco Bancorp since 2002. Mr. Casperite joined Delanco Federal Savings Bank in 1988. Age 41.

Robert A. Miller has been Vice President - Deposit Operations of Delanco Federal Savings Bank since 1999. Prior to joining Delanco Federal Savings Bank, Mr. Miller held a variety of positions at Mt. Holly State Bank and Interboro Savings Bank. Age 54.

Nicholas Consolo has been Vice President - Commercial Lending of Delanco Federal Savings Bank since December 2004. Prior to joining Delanco Federal Savings Bank, Mr. Consolo served as a Vice-President with PNC Bank. Age 38.

Thomas D. Schlett has been Vice President - Business Development, Branch Manager of Delanco Federal Savings Bank since February 2006. Prior to joining Delanco Federal Savings Bank, Mr. Schlett served as Vice President, Senior Financial Specialist with Wachovia Bank and Wachovia Securities. Mr. Schlett was employed by Wachovia Bank from 1978 until February 2006. Age 55.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Disclosure of Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all employees of the Company. A copy of the code of ethics can be obtained, without charge, upon written request to Douglas R. Allen, Jr., Delanco Bancorp, Inc., 615 Burlington Avenue, Delanco, New Jersey 08075.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance - Meetings and Committees of the Board of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

ITEM 10.      EXECUTIVE COMPENSATION

For information regarding executive compensation the section entitled“Executive Compensation” and “Corporate Governance - Directors’ Compensation” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement for the 2007 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement for the 2007 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation

We did not have any equity compensation plans at March 31, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related party transactions, the section captioned “Transactions with Related Persons” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Proposal 1 - Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13. EXHIBITS

3.1	Charter of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 (File No. 333-139339))
3.2	Bylaws of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 (File No. 333-139339))
4.0	Stock Certificate of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 (File No. 333-139339))
10.1	Employment Agreement between Delanco Bancorp, Inc. and Robert M. Notigan*
10.2	Employment Agreement between Delanco Federal Savings Bank and Robert M Notigan*
10.3	Employment Agreement between Delanco Bancorp, Inc. and Douglas R. Allen, Jr.*
10.4	Employment Agreement between Delanco Federal Savings Bank and Douglas R. Allen, Jr.*
10.5	Delanco Federal Savings Bank Employee Severance Compensation Plan*
10.6	Delanco Federal Savings Bank Directors Retirement Plan* (Incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 (File No. 333-139339))
10.7	Non-Qualified Retirement Program Selective Incentive Plan for John W. Seiber* (Incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 (File No. 333-139339))
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification

*	Management contract or compensatory plan contract or arrangement filed pursuant to Item 601(b)(10)(ii)(A) of Regulation S-B.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2 - Ratification of Independent Registered Public Accounting Firm - Audit and Non-Audit Fees” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELANCO BANCORP, INC.

Date: July 2, 2007	By: /s/ Robert M. Notigan
Robert M. Notigan
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert M. Notigan Robert M. Notigan	President and Chief Executive Officer (principal executive officer)	July 2, 2007

/s/ Douglas R. Allen, Jr. Douglas R. Allen, Jr.	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	July 9, 2007

/s/ Thomas J. Coleman, III Thomas J. Coleman, III	Director	July 2, 2007

/s/ Robert H. Jenkins, Jr. Robert H. Jenkins, Jr.	Director	July 3, 2007

/s/ William C. Jenkins William C. Jenkins	Director	July 9, 2007

/s/ John A. Latimer John A. Latimer	Director	July 9, 2007

/s/ Donald R. Neff Donald R. Neff	Director	July 5, 2007

/s/ John W. Seiber John W. Seiber	Director	July 5, 2007

/s/ James W. Verner James W. Verner	Director	July 3, 2007

/s/ Renee C. Vidal Renee C. Vidal	Director	July 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Delanco Bancorp, Inc.
615 Burlington Avenue
Delanco, New Jersey 08075

We have audited the accompanying consolidated statements of financial condition of Delanco Bancorp, Inc. and subsidiary (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delanco Bancorp, Inc. and subsidiary as of March 31, 2007 and 2006, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 3 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement (FASB) No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB statements No. 87, 88, 106 and 132(R) in 2007.

/s/ Connolly, Grady & Cha, P.C.
Certified Public Accountants
Philadelphia, Pennsylvania

June 22, 2007

DELANCO BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

	March 31,
	2007	2006
Cash and cash equivalents
Cash and due from banks	$271,007	$312,943
Interest-bearing deposits	8,405,373	5,240,115
Total cash and cash equivalents	8,676,380	5,553,058
Investment securities
Securities held-to-maturity	15,822,529	20,167,613
Securities available-for-sale	252,647	674,627
Total investment securities	16,075,176	20,842,240
Loans, net of allowance for loan losses of $492,448 and $237,448 at March 31, 2007 and 2006, respectively	76,497,739	41,368,965
Accrued interest receivable	425,872	286,050
Premises and equipment, net	8,422,457	6,875,521
Investment required by law-stock in Federal Home Loan Bank, at cost	102,700	105,700
Deferred income taxes	240,100
Bank-owned life insurance	124,412	113,990
Pre-paid income taxes	231,230	114,480
Other assets	265,204	220,765
TOTAL ASSETS	$111,061,270	$75,480,769

(Continued)

DELANCO BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,
	2007	2006
LIABILITIES
Deposits
Non-interest bearing deposits	$3,372,058	$2,450,557
Interest-bearing deposits	92,617,217	64,081,772
Total deposits	95,989,275	66,532,329
Accrued interest payable	349,178	47,529
Advance payments by borrowers for taxes and insurance	260,262	226,639
Deferred income taxes		66,800
Other liabilities	640,206	385,785
Total liabilities	97,238,921	67,259,082

COMMITMENTS AND CONTINGENCIES (NOTE 18)

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value, 3,000,000 shares authorized;
None issued

Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 and 100 shares issued and outstanding as of March 31, 2007 and 2006, respectively	$16,347	$1

Additional paid-in capital	6,688,921

Retained earnings, substantially restricted	7,797,552	7,952,763

Unearned employee stock ownership plan	(640,810)
Accumulated other comprehensive income (loss)	(39,661)	268,923
Total stockholders’ equity	13,822,349	8,221,687
TOTAL LIABILITIES
AND STOCKHOLDERS’ EQUITY	$111,061,270	$75,480,769

See notes to consolidated financial statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2007	2006

INTEREST INCOME
Loans	$3,721,284	$2,137,927
Investment securities	1,044,559	1,251,369
Total interest income	4,765,843	3,389,296

INTEREST EXPENSE
Interest-bearing checking accounts	41,934	39,909
Passbook and money market accounts	732,626	287,773
Certificates of deposits	1,722,819	994,860
Advances from Federal Home Loan Bank	36,965	503
Total interest expense	2,534,344	1,323,045

Net interest income	2,231,499	2,066,251

Provision for loan losses	255,000	10,000
Net interest income after
provision for loan losses	1,976,499	2,056,251

NONINTEREST INCOME
Net gain on sale of non-marketable
securities	18,492	345,166
Net gain (loss) on sale of securities
available-for-sale	450,737	(19,102)
Service charges	85,262	96,244
Income from bank owned life insurance	10,422	10,270
Rental income	11,622
Other	45,221	40,906
Total noninterest income	621,756	473,484

NONINTEREST EXPENSE
Salaries and employee benefits	1,602,621	1,305,277
Advertising	49,750	46,572
Office supplies, telephone and postage	114,106	56,810
Net occupancy expense	436,829	202,257
Federal insurance premiums	8,445	8,378
Data processing expenses	135,479	99,324
MAC expenses	53,346	49,738
Bank charges and fees	53,549	54,736
Insurance and surety bond premium	45,199	40,531
Dues and subscriptions	37,139	43,818
Professional fees	92,176	61,444
On-line banking expense	58,123	33,109
Other	175,688	136,585
Total noninterest expense	2,862,450	2,138,579

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(264,195)	391,156

Federal income tax (benefit)	(89,962)	52,831
State income tax (benefit)	(19,022)	21,887
Total income taxes (benefit)	(108,984)	74,718

NET INCOME (LOSS)	($ 155,211)	$316,438

See notes to consolidated financial statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 31, 2007 AND 2006

	Common Stock		Additional Paid-in	Retained	Unearned Employee Stock Ownership	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Capital	Earnings	Plan	(Loss)	Equity
BALANCES, MARCH 31, 2005	100	$1		$7,636,325	$	$252,773	$7,889,099
COMPREHENSIVE INCOME
Net income				316,438			316,438
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available- for-sale, net of deferred income taxes of $12,328						16,341	16,341
Less: reclassification adjustment, net of deferred income tax benefit of ($144)						(191)	(191)
Total comprehensive income							332,588
BALANCES, MARCH 31, 2006	100	$1	$	$7,952,763	$	$268,923	$8,221,687
COMPREHENSIVE INCOME
Net loss				(155,211)			(155,211)
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available- for-sale, net of deferred income taxes of $4,487						6,730	6,730
Less: reclassification adjustment, net of deferred income tax benefit of ($190,937)						(251,018)	(251,018)
Total comprehensive loss							(399,499)
Issuance of common stock for cash at $0.01 per share	899,099	8,991					8,991
Issuance of common stock for cash at $10.00 per share	735,626	7,356	7,348,904				7,356,260
Less: Stock offering costs			(659,983)				(659,983)
Retirement of common stock	(100)	(1)					(1)
ESOP contribution					(640,810)		(640,810)
Adjustments to initially apply SFAS 158						(64,296)	(64,296)
BALANCES, MARCH 31, 2007	1,634,725	$16,347	$6,688,921	$7,797,552	($640,810)	($ 39,661)	$13,822,349

See notes to consolidated financial statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	($ 155,211)	$316,438
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Deferred income taxes	(184,747)	(15,888)
Depreciation	222,816	79,533
Discount accretion net of premium amortization	(11,620)	(11,998)
Income from bank owned life insurance	(10,422)	(10,270)
Provision for loan losses	255,000	10,000
Net (gain) loss on sale of securities
available-for-sale	(450,737)	19,102
Net (gain) on sale of non marketable
security	(18,492)	(345,166)
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	(139,822)	16,531
Other assets	(44,439)	(81,291)
Prepaid taxes	(116,750)	114,480
Increase (decrease) in:
Accrued interest payable	301,649	31,889
Other liabilities	254,421	(47,047)

Net cash provided by (used in) operating activities	(98,354)	76,313

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of non marketable securities	18,492	360,166
Proceeds from sale of securities available-for-sale	457,596	2,329,027
Purchases of securities available-for-sale	(15,616)	(195,973)
Purchases of securities held-to-maturity
Proceeds from maturities and principal repayments of
securities held-to-maturity	4,356,703	3,858,829
Proceeds from sale (purchase) of investment required
by law - stock in Federal Home Loan Bank	3,000	316,700
Net increase in loans	(35,383,774)	(6,605,422)
Purchases of premises and equipment	(1,769,752)	(4,131,333)

Net cash (used in) investing activities	(32,333,351)	(4,068,006)
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits	29,456,946	4,235,172
Net increase (decrease) in advance payments by
borrowers for taxes and insurance	33,623	9,885
Net proceeds from issuance of common stock	6,705,268
Purchase of ESOP shares	(640,810)

Net cash provided by financing activities	35,555,027	4,245,057

(Continued)

DELANCO BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2007	2006

NET INCREASE IN CASH AND CASH EQUIVALENTS	$3,123,322	$253,364
Cash and cash equivalents, beginning of year	5,553,058	5,299,694

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,676,380	$5,553,058

SUPPLEMENTAL DISCLOSURES

Cash paid during the year for interest	$2,232,695	$1,287,904

Cash paid during the year for income taxes	$83,339	$248,903

Loans transferred to foreclosed real estate during the year	$-0-	$-0-

Proceeds from sales of foreclosed real estate financed through loans	$-0-	$-0-

Total increase (decrease) in unrealized gain on securities available-for-sale	($430,738)	$28,334

See notes to consolidated financial statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Delanco Bancorp, Inc. (The Company), is a federally-chartered subsidiary holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Delanco Federal Savings Bank (The Bank), and its wholly-owned inactive subsidiary, Delanco Financial Services Corporation. The Company is majority owned by Delanco MHC, a federally chartered mutual holding Company. Delanco MHC has virtually no operations or assets other than an investment in the Company, and is not included in these financial statements. The Bank provides a variety of financial services to individual and business customers located primarily in Southern New Jersey and Southeastern Pennsylvania. The Bank’s primary source of revenue is from single-family residential and commercial loans. The Bank is subject to regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

On March 30, 2007, the Company completed its initial public offering. A total of 735,626 shares were sold at a price of $10.00 per share, including 64,081 shares that were purchased by the Company’s Employee Stock Ownership Plan. In connection with the offering, the Company sold 899,099 shares to Delanco MHC at $0.01 per share. Net proceeds of the offering were $6,705,268.

Basis of Consolidation

The consolidated financial statements of Delanco Bancorp, Inc. include the accounts of Delanco Federal Savings Bank, and its subsidiary, Delanco Financial Services Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of foreclosed real estate. In connection with the determination of the estimated losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

A majority of the Bank’s loan portfolio consist of single-family residential and commercial loans in Southern New Jersey and Southeastern Pennsylvania. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

While management uses available information to recognize losses on loans and foreclosed real estate, further reductions in the carrying amounts of loans and foreclosed assets may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed real estate may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Investment Securities

Securities Held-to-Maturity: Securities that management has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using the interest method over the period to maturity. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

Securities Available-for-Sale: Available-for-sale securities consist of investment securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income. Realized gains (losses) on available-for-sale securities are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using the interest method over the period of maturity.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans and Allowance for Loan Losses

The Bank grants mortgage, commercial, consumer and lines of credit loans to customers. A substantial portion of the loan portfolio is represented by mortgage and commercial loans in Southern New Jersey and Southeastern Pennsylvania. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and unearned discounts.

Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

The recognition of income on a loan is discontinued and previously accrued interest is reversed, when interest or principal payments become ninety (90) days past due unless, in the opinion of management, the outstanding interest remains collectible. Past due status is determined based on contractual terms. Interest is subsequently recognized only as received until the loan is returned to accrual status. A loan is restored to accrual status when all interest and principal payments are current and the borrower has demonstrated to management the ability to make payments of principal and interest as scheduled. The Bank’s practice is to charge off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial  condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Bank-Owned Life Insurance

The Bank owns a life insurance policy on the life of a member of the Board of Directors. The cash surrender value of the policy is recorded as an asset of the bank and changes in this value are reflected in non-interest income. Death benefit proceeds in excess of the policy’s cash surrender value will be recognized as income upon receipt. There are no policy loans offset against the cash surrender value or restrictions on the use of the proceeds.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment

Land is carried at cost. Other premises and equipment are recorded at cost less accumulated depreciation. Office buildings and improvements are depreciated using the straight line method using useful lives ranging from 3 to 40 years. Furniture, fixtures and equipment are depreciated using the straight line method with useful lives ranging from 3 to 10 years. Charges for maintenance and repairs are expensed as incurred.

Foreclosed Real Estate

Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the institution has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

At the time of foreclosure, foreclosed real estate is recorded at the fair value less cost to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held-for-sale is carried at the lower of the new cost basis or fair value less cost to sell.  Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate.

The Company did not have any foreclosed real estate as of March 31, 2007 and 2006.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, accrued post retirement benefits, non qualified retirement plans and accumulated depreciation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Statements of Cash Flows

The Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other banks to be cash equivalents for purposes of the statements of cash flows.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $49,750 and $46,572 for the years ended March 31, 2007 and 2006, respectively.

Reclassifications

At March 31, 2007, prepaid income taxes is presented as a separate line item on the consolidated statements of financial condition. Prepaid income taxes of $114,480 as of March 31, 2006 has been reclassified from other assets to conform with the 2007 presentation. On the consolidated statements of operations certain expenses were reclassified as of March 31, 2006 to conform with the 2007 presentation. There was no impact on net income or stockholders’ equity for the reclassifications.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

Earnings Per Share

The Company had 100 shares of common stocks issued and outstanding for the year ending March 31, 2006 and from April 1, 2006 to March 30, 2007. On March 30, 2007, the Company issued 1,634,725 shares of common stock and cancelled 100 shares. Earnings per share is not presented on the consolidated statement of operations because it is not meaningful. Earnings per share will be presented in future periods.

2. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at March 31, 2007 and 2006 was approximately $ -0- and $8,000, respectively.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of this Statement is not expected to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain specified situations. This Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This Statement permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities (a) amortization method - amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, (b) fair value measurement method - measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This Statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have a material impact on the Company’s financial statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this Statement is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Deferred Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The impact on the Company’s consolidated financial statement was to recognize and record a liability of $107,096 for the unfunded pension costs at March 31, 2007.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 was issued to provide consistency among registrants in the quantification of financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related disclosures. SAB 108 allows registrants to initially apply the approach either by (1) retroactively adjusting prior financial statements as if the approach had always been used or (2) recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with the related offset recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition requires full disclosure as to the nature and amount of each individual error being corrected. SAB 108 was adopted by the Company during 2007 and did not have a material impact on the Company’s consolidated financial statements.

In February 2007, FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact on the Company’s consolidated financial statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

4. INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values as of March 31, 2007 and 2006 are as follows:

	Held-to-Maturity
	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Federal Home Loan Bank Bonds	$1,000,000	$	($16,715)	$983,285
Federal Farm Credit Bonds	1,000,000		(14,685)	985,315
Federal National Mortgage
Corporation Bonds	500,000		(10,310)	489,690
Federal Home Loan Mortgage
Corporation Bonds	1,500,000		(16,090)	1,483,910

	4,000,000		(57,800)	3,942,200

Mortgage-Backed Securities:
Federal Home Loan Mortgage
Corporation	1,763,384	2,063	(39,992)	1,725,455
Federal National Mortgage
Corporation	8,413,494	114,502	(127,940)	8,400,056
Government National Mortgage
Corporation	1,645,651	44,046	(5,022)	1,684,675

	11,822,529	160,611	(172,954)	11,810,186

Total	$15,822,529	$160,611	($230,754)	$15,752,386

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

4. INVESTMENT SECURITIES (Continued)

	Held-to-Maturity
	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Federal Home Loan Bank Bonds	$2,000,000	$	($ 54,215)	$1,945,785
Federal Farm Credit Bonds	1,000,000		(28,125)	971,875
Federal National Mortgage
Corporation Bonds	500,000		(19,530)	480,470
Federal Home Loan Mortgage
Corporation Bonds	2,000,000		(46,415)	1,953,585

	5,500,000		(148,285)	5,351,715
Mortgage-Backed Securities:
Federal Home Loan Mortgage
Corporation	2,198,946		(88,338)	2,110,608
Federal National Mortgage
Corporation	10,161,742		(179,920)	9,981,822
Government National Mortgage
Corporation	2,306,925	43,024		2,349,949

	14,667,613	43,024	(268,258)	14,442,379

Total	$20,167,613	$43,024	($416,543)	$19,794,094

	Available-for-Sale
	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mutual Fund Shares	$211,589	$46,732	($ 5,674)	$252,647

	Available-for-Sale
	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mutual Fund Shares	$195,973	$44,334	$	$240,307

Federal Home Loan Mortgage
Corporation Stock	6,859	427,461		434,320

	$202,832	$471,795	$	$674,627

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

4. INVESTMENT SECURITIES (Continued)

Investment securities with a carrying amount of approximately $500,000 were pledged as collateral with FHLB of New York as required at March 31, 2007 and 2006.

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of March 31, 2007 and 2006.

	March 31, 2007
	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized		Fair
	Cost	Value	Cost		Value
Amounts maturing in:
One year or less	$1,504,823	$1,491,289	$		$
After one year through
five years	8,422,033	8,440,119
After five years through
ten years	2,588,395	2,520,225
After ten years	3,307,278	3,300,753
Equity securities				211,589		252,647

	$15,822,529	$15,752,386		$211,589		$252,647

	March 31, 2006
	Held-to-maturity			Available-for-sale
	Amortized	Fair		Amortized		Fair
	Cost	Value		Cost		Value
Amounts maturing in:
One year or less	$1,006,001	$990,959	$		$
After one year through
five years	8,003,913	7,747,926
After five years through
ten years	6,342,788	6,321,496
After ten years	4,814,911	4,733,713
Equity securities				202,832		674,627

	$20,167,613	$19,794,094		$202,832		$674,627

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

4. INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

During 2007, the Bank sold securities available-for-sale for total proceeds of $457,596 resulting in gross realized gains of $450,737. During 2006, the Bank sold securities available-for-sale for total proceeds of $2,329,027 resulting in gross realized gains of $62,904 and gross realized losses of $82,006.

Information pertaining to securities with gross unrealized losses at March 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized		Unrealized
March 31, 2007	Value	Losses	Value	Losses	Value	Losses

Federal Home Loan Bank
Bonds	$	$	$983,285	($16,715)	$983,285	($16,715)
Federal Farm Credit
Bonds			985,315	(14,685)	985,315	(14,685)
Federal National Mortgage
Association Bonds			489,690	(10,310)	489,690	(10,310)
Federal Home Loan
Mortgage Corporation			1,483,910	(16,090)	1,483,910	(16,090)

			3,942,200	(57,800)	3,942,200	(57,800)

Mortgage-Backed Securities:
Federal Home Loan
Mortgage Corporation	65,689	(217)	1,574,307	(39,775)	1,639,996	(39,992)
Federal National
Mortgage Corporation			4,825,282	(127,940)	4,825,282	(127,940)
Government National
Mortgage Association	14,837	(163)	698,201	(4,859)	713,038	(5,022)
	80,526	(380)	7,097,790	(172,574)	7,178,316	(172,954)

Mutual Fund Shares	132,651	(5,674)			132,651	(5,674)

Total	$213,177	($6,054)	$11,039,990	($230,374)	$11,253,167	($236,428)

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

4. INVESTMENT SECURITIES (Continued)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized		Unrealized
March 31, 2006	Value	Losses	Value	Losses	Value	Losses
Federal Home Loan Bank
Bonds	$	$	$1,945,785	($54,215)	$1,945,785	($ 54,215)
Federal Farm Credit
Bonds			971,875	(28,125)	971,875	(28,125)
Federal National Mortgage
Association Bonds			480,470	(19,530)	480,470	(19,530)
Federal Home Loan
Mortgage Corporation			1,953,585	(46,415)	1,953,585	(46,415)

			5,351,715	(148,285)	5,351,715	(148,285)

Mortgage-Backed Securities:
Federal Home Loan
Mortgage Corporation			2,110,608	(88,338)	2,110,608	(88,338)
Federal National
Mortgage Corporation			9,981,822	(179,920)	9,981,822	(179,920)
			12,092,430	(268,258)	12,092,430	(268,258)
Total	$	$	$17,444,145	($ 416,543)	$17,444,145	($416,543)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2007, the twenty-four debt securities with unrealized losses have depreciated 2.0% from the Bank’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

The Bank has pledged FHLMC mortgage backed securities with a market value of approximately $712,300 at March 31, 2007 to the New Jersey State Department of Banking under the Government Unit Deposit Protection Act.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

5.	LOANS

Loans at March 31, 2007 and 2006 are summarized as follows:

	March 31,
	2007	2006
Residential (one to four family)	$24,112,328	$17,115,779
Multi-family and commercial	12,680,440	5,668,910
Commercial	15,124,054	4,161,756
Home equity	22,670,378	14,156,666
Consumer	1,396,012	465,063
Construction	2,061,150	204,835

	78,044,362	41,773,009

Loans in process	(916,542)	(135,000)
Net deferred loan origination fees	(137,633)	(31,596)
Allowance for loan losses	(492,448)	(237,448)

	(1,546,623)	(404,044)

Loans, net	$76,497,739	$41,368,965

An analysis of the allowance for loan losses at March 31, 2007 and 2006 is as follows:

	March 31,
	2007	2006
Balance, beginning of year	$237,448	$227,448
Loans charged-off	0	0
Recoveries	0	0
Provision for losses	255,000	10,000
Balance, end of year	$492,448	$237,448

At March 31, 2007 and 2006, there were $562,897 and $439,273 of loans that were ninety days or more past due, respectively.

The Bank has no commitments to loan additional funds to the borrowers whose loans have been modified.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

5.	LOANS (Continued)

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its officers, directors and employees. In the opinion of management, such transactions were on the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. Loans to such borrowers are summarized as follows:

	March 31,
	2007	2006
Balance, beginning of year	$1,229,201	$1,152,657
Payments	(445,186)	(224,425)
Borrowings	213,084	300,969

Balance, end of year	$997,099	$1,229,201

6. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying statement of financial condition. The unpaid principal balances of these loans at March 31, 2007 and 2006 are summarized as follows:

	March 31,
	2007	2006
Mortgage Loan Servicing Portfolio: Mortgage Partnership Finance FHLB New York	$3,236,246	$3,632,142

7. ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at March 31, 2007 and 2006 consists of the following:

	March 31,
	2007	2006
Loans	$339,347	$175,244
Investment securities	35,497	46,451
Mortgage backed securities	51,028	64,355

	$425,872	$286,050

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

8. PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2007 and 2006 consists of the following:

	March 31,
	2007		2006
Construction in progress	$		$3,296,987
Land		1,361,165	1,361,165
Buildings		6,793,746	2,487,018
Furniture, fixtures and equipment		1,766,003	1,005,992
		9,920,914	8,151,162
Accumulated depreciation		(1,498,457)	(1,275,641)

		$8,422,457	$6,875,521

Depreciation expense amounted to $222,816 and $79,533 for the years ended March 31, 2007 and 2006, respectively.

9.	FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the Federal Home Loan Bank of New York in an amount not less than 1% of its outstanding home loans or 1/20 of its outstanding notes payable, if any, to the Federal Home Loan Bank of New York, whichever is greater, as calculated December 31 of each year.

10. DEPOSITS

Deposit account balances at March 31, 2007 and 2006 are summarized as follows:

	March 31, 2007
	Amount	Weighted Average Interest Rate	Percent of Portfolio
Non interest bearing accounts	$3,372,058		3.52
Interest bearing checking accounts	7,929,647.52		8.26
Passbook savings accounts	12,705,865.80		13.24
Money Market accounts	20,293,630	3.89	21.14
Club accounts	164,170.80		.17
	44,465,370		46.33

Certificates of Deposits:
2.00% to 2.99%	4,242	2.71
3.00% to 3.99%	3,366,048	3.69	3.51
4.00% to 4.99%	28,070,975	4.67	29.24
5.00% to 5.99%	20,082,640	5.20	20.92
	51,523,905		53.67

	$95,989,275		100.0%

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

10. DEPOSITS (Continued)

	March 31, 2006
	Amount	Weighted Average Interest Rate	Percent of Portfolio
Non interest bearing accounts	$2,450,557		3.68
Interest bearing checking accounts	7,386,833.71		11.10
Passbook savings accounts	13,245,888.80		19.91
Money Market accounts	11,777,350	2.59	17.70
Club accounts	163,196.80		.25
	35,023,824		52.64

Certificates of Deposits:
2.00% to 2.99%	935,103	2.85	1.41
3.00% to 3.99%	20,548,908	3.40	30.89
4.00% to 4.99%	10,024,494	4.22	15.06
	31,508,505		47.36

	$66,532,329		100.0%

The aggregate amount of certificates of deposits with a minimum denomination of $100,000 was $11,229,952 and $4,520,924 at March 31, 2007 and 2006, respectively. Deposit account balances in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

Scheduled maturities of certificates of deposits at March 31, 2007 and 2006 are as follows:

	March 31,
	2007		2006
2007	$		$17,309,138
2008		30,992,815	6,702,904
2009		12,645,173	4,706,415
2010		5,200,828	1,539,994
2011		1,165,058	1,250,054
2012 and thereafter		1,520,031

		$51,523,905	$31,508,505

The Bank held deposits from officers, directors and employees of approximately $1,007,000 and $324,000 at March 31, 2007 and 2006, respectively. These transactions were on the same terms as those prevailing at the time of comparable transactions with other persons.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

11.	ADVANCES FROM FEDERAL HOME LOAN BANK

As of March 31, 2007, the Bank had a borrowing capacity in a combination of term advances and overnight borrowings of up to $5,908,678 at the FHLB of New York. Borrowings are collateralized by a blanket security agreement and pledged mortgage backed securities that are held by the FHLB of New York that totaled $6,611,267 at March 31, 2007.

As of March 31, 2007 and 2006, there were no borrowings from the FHLB of New York.

12. FEDERAL INCOME TAXES

The Company and subsidiary file a consolidated federal income tax return with its parent company. The Company’s consolidated provision for income taxes for the years ended March 31, 2007 and 2006 consists of the following:

	Years Ended March 31,
	2007	2006
Income Tax Expense (benefit)
Current federal tax expense (benefit)
Federal	(52,700)	$72,207
State	2,500	18,399
Deferred tax (benefit)
Federal	(37,262)	(19,376)
State	(21,522)	3,488

	($ 108,984)	$74,718

The consolidated provision for federal income taxes for the years ended March 31, 2007 and 2006 differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

	Years Ended March 31,
	2007	2006
Expected federal tax provision (benefit) at 34% rate	($ 89,826)	$132,993
State income tax effect	6,467	(7,442)
Bank owned life insurance	(3,543)	(3,492)
Dividend deduction	(3,045)	(3,100)
Other items, net	(15)	(66,128)

Federal income tax expense (benefit)	($ 89,962)	$52,831

Effective tax rate (benefit)	( 34.0% )	13.5%

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

12. FEDERAL INCOME TAXES (Continued)

Deferred tax liabilities as of March 31, 2007 and 2006 have been provided for taxable temporary differences related to unrealized gains on available-for-sale securities and depreciation. Deferred tax assets have been provided for deductible temporary differences related to deferred loan fees, directors pension costs, post retirement medical benefits, accrued retirement costs and accrued pension costs. The net deferred tax assets (liabilities) in the accompanying consolidated statements of financial condition include the following components:

	March 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$106,000	$9,700
Deferred loan fees	200	300
Directors’ benefit plans	58,400	40,000
Accrued retirement plan	43,200	51,700
Accrued pension costs	6,700	11,200
FASB 158 - unrecognized transition costs	42,800
Unrealized losses on securities available-for-sale	16,400
Accrued post retirement medical plan	33,300	42,900

Total deferred tax assets	$307,000	$155,800

Deferred tax liabilities:
Accumulated depreciation	($ 66,900)	($ 19,700)
Unrealized gains on securities
available-for-sale		(202,900)

Total deferred tax liabilities	(66,900)	($ 222,600)

NET DEFERRED TAX ASSETS (LIABILITIES)	$240,100	($ 66,800)

13.	EMPLOYEE BENEFITS

Cash/Deferred Profit Sharing Plan

The Bank maintains a cash/deferred profit sharing plan covering all full time employees with one year of service and who are at least twenty-one years of age. Participants enter the Plan on the 1st of January or 1st of July subsequent to meeting the above requirements.

The Bank may contribute up to 10% of the annual compensation of each eligible employee. The Bank’s contribution to the plan was $61,100 and $45,895 for the years ended March 31, 2007 and 2006, respectively.

Retirement Incentive Plan

A retired officer of the Bank is covered by a Retirement Incentive Plan that pays him $1,416.67 per month for ten years from the date of retirement at age sixty-five.

To fund the above benefit, the Bank has purchased and is the sole beneficiary of a life insurance policy on the life of the officer. The cash surrender value of this policy was $124,412 and $113,990 as of March 31, 2007 and 2006, respectively and is reflected on the consolidated statement of financial position as Bank-owned life insurance.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

14.	BOARD OF DIRECTORS’ RETIREMENT PLAN

The Bank established a Defined Benefit Retirement Plan for the Bank’s Board of Directors on January 1, 2002. This plan provides a monthly retirement benefit equal to 4% of the board fees payable as of their retirement date, multiplied by their completed years of service, up to a maximum of 80% of the final fee amount. Directors must complete at least ten years of service in order to receive a retirement benefit under the plan. Director retirement benefits are payable in equal monthly installments during the director’s lifetime, unless the director elects to receive an actuarially equivalent benefit in the form of an annuity.

As of March 31, 2007, the Company adopted SFAS 158 “Employers’ Accounting for Defined Benefit and Other Retirement Plans” which requires recognition of the funded status of these plans in the consolidated statement of financial condition. At March 31, 2007, the incremental effect of applying SFAS 158 on individual line items in the consolidated statement of financial condition are as follows:

Consolidated Statement of Financial Condition - Line Items	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Deferred income taxes	$197,300	$42,800	$240,100
Total assets	11,018,470	42,800	11,061,270
Pension benefit liability	146,003	107,096	253,099
Other liabilities (includes pension benefit liability shown above)	533,110	107,096	640,206
Total liabilities	97,196,121	42,800	97,238,921
Accumulated other comprehensive income (loss) - net of deferred income taxes	24,635	(64,296)	(39,661)
Total stockholders’ equity	13,886,645	(64,296)	13,822,349
Total liabilities and stockholders’ equity	11,018,470	42,800	11,061,270

Amounts recognized is accumulated other comprehensive income (loss) at March 31, 2007 are as follows:

Net loss	$15,654
Prior service cost	91,442

The estimated net loss, net prior service cost, and net transition obligation for the pension benefits that will be amortized from accumulated other comprehensive income into net periodic pension costs over the next fiscal year are $0, $15,192 and $0, respectively.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

14.	BOARD OF DIRECTORS’ RETIREMENT PLAN (Continued)

Net pension expense was $30,512 and $29,412 for years ended March 31, 2007 and 2006, respectively. The components of net pension cost are as follows:
	Years Ended March 31,
	2007	2006
Service cost	$6,904	$5,360
Interest cost	10,580	10,604
Return on assets	-0-	-0-
Net amortization and deferral	13,028	13,448

Net periodic pension cost	$30,512	$29,412

The following table presents a reconciliation of the funded status of the defined benefit pension plan at March 31, 2007 and 2006:

	March 31,
	2007		2006
Accumulated benefit obligation		$226,268	$144,675
Projected benefit obligation		253,099	180,100
Fair value of plan assets		-0-	-0-
Unfunded of plan assets over projected benefit obligation		253,099	180,100
Unrecognized net gain		N/A	42,025
Unrecognized prior service cost		N/A	(106,634)
Accrued pension cost included in the consolidated balance sheet	$	N/A	$115,491

The following table presents a reconciliation of beginning and end balances of benefit obligations and plan assets:
	March 31,
	2007	2006
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$180,100	$173,126
Service cost	6,904	5,360
Interest cost	10,580	10,604
Actuarial (gain) loss	55,515	(8,990)
Benefits paid	-0-	-0-
Projected benefit obligation at end of year	$253,099	$180,100

Change in Plan Assets
Fair value of plan assets at beginning of year	-0-	-0-
Actual return of plan assets	-0-	-0-
Employer contribution	-0-	-0-
Benefits paid	-0-	-0-
Fair value of plan assets at end of year	-0-	-0-

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

14.	BOARD OF DIRECTORS’ RETIREMENT PLAN (Continued)

Actuarial assumptions used in determining pension amounts are as follows:

	Years Ended March 31,
	2007	2006
Discount rate for periodic pension cost	6.25%	5.875%
Discount rate for benefit obligation	3.50%	3.00%
Rate of increase in compensation levels and social security wage base	4.00%	4.00%
Expected long-term rate of return on plan assets	N/A	N/A

15.	EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

In March 2007, the Company established an Employee Stock Ownership Plan (“ESOP”) covering all eligible employees as defined by the ESOP. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit based primarily on the value of the Company’s common stock. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans,” issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”).

To purchase the Company’s common stock, the ESOP borrowed $640, 810 from the Company to purchase 64,081 shares of the Company’s common stock in the Company’s initial public offering. The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP over a period of up to 20 years. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. Compensation expense is recognized in accordance with SOP 93-6. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the current and all remaining scheduled future principal and interest payments.

All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loan is repaid. Unallocated common stock purchased by the ESOP is recorded as a reduction of stockholders’ equity at cost. For the year ended March 31, 2007 expense related to this plan was $0.

16. FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

16.	FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Cash and cash equivalents

The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents approximate those assets' fair values.

Investment securities

Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, construction, land and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

Fair value of performing loans is estimated by discounting cash flows using estimated market discount rates at which similar loans would be made to borrowers and reflect similar credit ratings and interest rate risk for the same remaining maturities.

Fair value for significant nonperforming loans is based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows.

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, and NOW and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Accrued Interest

The carrying amounts of accrued interest approximate the fair values.

Advanced payments by borrowers for taxes and insurance (escrows)

The carrying amount of escrow accounts approximate fair value.

The estimated fair values of the Bank's financial instruments as of March 31, 2007 and 2006 are as follows:

	March 31, 2007		March 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$8,676,380	$8,676,380	$5,553,058	$5,553,058
Investment securities	16,034,118	16,005,033	20,370,445	20,468,721
Loans - net	76,697,739	76,598,814	41,368,965	40,912,621
Accrued interest
receivable	425,872	425,872	286,050	286,050

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

16.	FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

	March 31, 2007		March 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Deposits	95,989,275	96,026,000	66,532,329	66,114,000
Advance payments by borrowers for taxes and insurance	260,262	260,262	226,639	226,639
Accrued interest payable	349,178	349,178	47,529	47,529

The carrying amounts in the preceding table are included in the statement of financial condition under the applicable captions. The contract or notional amounts of the Company's financial instruments with off-balance-sheet risk are disclosed in Note 18. No derivatives were held by the Bank for trading purposes. It is not practicable to estimate the fair value of Federal Home Loan Bank (FHLB) stock because it is not marketable. The carrying amount of that investment is reported in the consolidated statements of financial condition.

17. REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material affect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes that, as of March 31, 2007 and 2006, the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2007, the most recent notification from the OTS, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To remain categorized as “well capitalized”, the Bank would have to maintain minimum total risk-based, Tier I risk-based, Tier I leverage and Tangible Capital to adjusted total assets ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

17.   REGULATORY CAPITAL (Continued)

The Bank’s actual and required capital amounts and ratios as of March 31, 2007 and 2006 are as follows:

	Actual		For Capital Adequacy Purposes and to Be Adequately Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio
As of March 31, 2007:
Total Risk-Based Capital (to Risk-Weighted Assets)	$11,218,000	13.84%	≥$	6,589,000	≥	8.0%
Tier I Capital (to Risk-Weighted Assets)	10,726,000	13.25%	≥	3,294,500	≥	4.0%
Tier I Capital (to Adjusted Total Assets)	10,726,000	9.81%	≥	4,444,500	≥	4.0%
Tangible Capital (to Adjusted Total Assets)	10,726,000	9.81%	≥	1,666,700	≥	1.5%

As of March 31,2006:
Total Risk-Based Capital (to Risk-Weighted Assets)	$8,083,000	18.27%	≥$	3,540,000	≥	8.0%
Tier I Capital (to Risk-Weighted Assets)	7,846,000	17.73%	≥	1,769,800	≥	4.0%
Tier I Capital (to Adjusted Total Assets)	7,846,000	10.41%	≥	3,013,000	≥	4.0%
Tangible Capital (to Adjusted Total Assets)	7,846,000	10.41%	≥	1,130,130	≥	1.5%

The following is a reconciliation of the Bank’s equity as reported under accounting principles generally accepted in the United States of America (GAAP) to regulatory capital as of March 31, 2007 and 2006:

	March 31,
	2007	2006
GAAP equity	$10,686,000	$8,115,000
Accumulated other comprehensive income - net of income taxes	(40,000)	(269,000)
TIER I CAPITAL	10,726,000	7,846,000
Allowance for loan losses	492,000	237,000

TOTAL RISK BASED CAPITAL	$11,218,000	$8,083,000

Federal regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the earnings of the Bank year to date plus retained earnings for the prior two fiscal years, net of any prior capital distributions. In addition, dividends paid by the Bank to the Company would be prohibited if the distribution would cause the Bank’s capital to be reduced below the applicable minimum capital requirements.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

18.   COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The principal commitments of the Bank are as follows:

The Bank had outstanding commitments to originate loans as of March 31, 2007 and 2006 as follows:

	March 31, 2007
	Fixed-Rate	Variable-Rate		Total
First-mortgage	$590,000	$		$590,000
Commercial	10,909,000		2,485,000	13,394,000
Home equity	347,000		200,000	547,000

Total	$11,846,000		$2,685,000	$14,531,000

	March 31, 2006
	Fixed-Rate	Variable-Rate		Total
First-mortgage	$780,000	$		$780,000
Commercial			3,729,000	3,729,000
Home equity	115,000			115,000

Total	$895,000		$3,729,000	$4,624,000

Unadvanced funds as of March 31, 2007 and 2006 are as follows:

	March 31,
	2007	2006
Home equity line of credit	$3,720,296	$3,208,026
Commercial	1,533,353	3,815
Consumer unsecured line of credit	316,370	154,216

	$5,570,019	$3,366,057

The Company from time to time is subject to claims and lawsuits which arise primarily in the ordinary course of business, the aggregate effect of which, in management’s and legal counsel’s opinion, would not be material to the consolidated financial condition of the Company.