Form 10QSB
period 2007-06-30
Delanco Bancorp, Inc
filed 2007-08-14
CIK 1382413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 0-52517

DELANCO BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

United States	36-4519533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Burlington Avenue, Delanco, New Jersey 08075
(Address of principal executive offices)

(856) 461-0611
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of August 13, 2007 there were 1,634,725 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-QSB

Index

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition at
	June 30, 2007 (Unaudited) and March 31, 2007	1

	Consolidated Statements of Income for the three months
	ended June 30, 2007 and 2006 (Unaudited)	2

	Consolidated Statements of Stockholders’ Equity for the three months
	ended June 30, 2007 (Unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended
	June 30, 2007 and 2006 (Unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7

Item 3.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	June 30, 2007	March 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$511,912	$271,007
Interest-bearing deposits	1,017,739	8,405,373
Total cash and cash equivalents	1,529,651	8,676,380
Investment securities:
Securities held-to-maturity	14,724,992	15,822,529
Securities available-for-sale	263,182	252,647
Total investment securities	14,988,174	16,075,176
Loans, net of allowance for loan losses of $502,448 at June 30, 2007 (unaudited), $492,448 at March 31, 2007	88,188,212	76,497,739
Accrued interest receivable	511,650	425,872
Premises and equipment, net	8,354,326	8,422,457
Investment required by law-stock in Federal Home Loan Bank, at cost	139,100	102,700
Deferred income taxes	246,700	240,100
Bank-owned life insurance	124,412	124,412
Prepaid income taxes	210,809	231,230
Other assets	256,801	265,204
Total assets	$114,549,835	$111,061,270

LIABILITIES
Deposits
Non-interest bearing deposits	$4,107,713	$3,372,058
Interest bearing deposits	95,360,934	92,617,217
Total deposits	99,468,647	95,989,275
Accrued interest payable	339,175	349,178
Advance payments by borrowers for taxes and insurance	276,919	260,262
Other liabilities	609,740	640,206
Total liabilities	100,694,481	97,238,921

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized; no shares issued
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding	16,347	16,347
Additional paid-in capital	6,688,921	6,688,921
Retained earnings, substantially restricted	7,825,006	7,797,552
Unearned employee stock ownership plan	(640,810)	(640,810)
Accumulated other comprehensive income	(34,110)	(39,661)
Total stockholder’s equity	13,855,354	13,822,349
Total liabilities and stockholders’ equity	$114,549,835	$111,061,270

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2007	2006
INTEREST INCOME
Loans	$1,472,099	$671,397
Investment securities	234,702	259,630
Total interest income	1,706,801	931,027

INTEREST EXPENSE
Interest-bearing checking accounts	11,364	11,694
Passbook and money market accounts	239,863	131,715
Certificates of deposits	640,750	295,999
Advances from Federal Home Loan Bank		3,003
Total interest expense	891,977	442,411

Net interest income	814,824	488,616
Provision for loan losses	10,000	15,000
Net interest income after provision for loan losses	804,824	473,616

NONINTEREST INCOME
Net gain on sale of non-marketable securities		18,505
Net gain on sale of securities available-for-sale		78,232
Service charges	30,845	22,698
Rental income	6,003
Other	12,924	7,206
Total noninterest income	49,772	126,641

NONINTEREST EXPENSE
Salaries and employee benefits	441,248	359,962
Advertising	8,273	10,544
Office supplies, telephone and postage	36,976	19,029
Net occupancy expense	163,317	64,543
Federal insurance premiums	2,676	1,940
Data processing expenses	32,194	25,044
ATM expenses	14,405	13,066
Bank charges and fees	13,290	12,694
Insurance and surety bond premium	13,724	9,575
Dues and subscriptions	13,635	10,546
Professional fees	18,224	13,918
On-line banking expense	22,364	10,426
Other	36,696	36,924
Total noninterest expense	817,022	588,211

INCOME BEFORE INCOME TAX EXPENSE	37,574	12,046

Federal income tax	7,900	4,373
State income tax	2,220	2,186
Total income taxes	10,120	6,559

NET INCOME	$27,454	$5,487
INCOME PER COMMON SHARE	0.02	N/A

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan	Accumulated Other-Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at March 31, 2007	1,634,725	$16,347	$6,688,921	$7,797,552	$(640,810)	$(39,661)	$13,822,349
Comprehensive income
Net income				27,454			27,454
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of deferred income taxes of $4,274						5,551	5,551
Total comprehensive income							33,005
Balance at June 30, 2007	1,634,725	$16,347	$6,688,921	$7,825,006	$(640,810)	$(34,110)	$13,855,354

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2007	2006
Cash flow from operating activities
Net income	$27,454	$5,487
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(10,302)	(14,338)
Depreciation	80,065	31,043
Discount accretion net of premium amortization	(5,066)	(3,000)
Provision for loan losses	10,000	15,000
Net gain on sale of securities available-for-sale		(78,232)
Net gain on sale of non-marketable securities		(18,505)
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	(85,778)	(39,053)
Other assets	8,403	7,897
Prepaid income taxes	20,421	15,934
Increase (decrease) in:
Accrued interest payable	(10,003)	34,495
Other liabilities	(30,466)	116,878

Net cash provided by operating activities	$4,728	$73,606

Cash flows from investing activities
Purchases of securities available-for-sale	(1,282)	(1,266)
Proceeds from sale of securities available-for-sale		79,581
Proceeds from maturities and principal repayments of securities held-to-maturity	1,102,603	572,935
Purchase of investment required by law - stock in Federal Home Loan Bank	(36,400)	(109,500)
Net increase in loans	(11,700,473)	(8,875,916)
Purchases of premises and equipment	(11,934)	(1,205,293)

Net cash (used in) investing activities	$(10,647,486)	$(9,539,459)

Cash flows from financing activities
Net increase in deposits	3,479,372	2,458,273
Net increase in advance payments by borrowers for taxes and insurance	16,657	40,581
Net increase in advances from FHLB	__________	2,500,000
Net cash provided by financing activities	$3,496,029	$4,998,854

(continued)

	Three Months Ended June 30,
	2007	2006

Net decrease in cash and cash equivalents	$(7,146,729)	$(4,466,999)

Cash and cash equivalents, beginning of the period	8,676,380	5,553,058

Cash and cash equivalents, end of period	$1,529,651	$1,086,059

Supplemental Disclosures:

Cash paid during the period for interest	$901,980	$407,916

Cash paid during the period for income taxes	$—	$—

Loans transferred to foreclosed real estate during the period	$—	$—

Proceeds from sales of foreclosed real estate financed through loans	$—	$—

Total increase (decrease) in unrealized gain on securities available-for-sale	$9,253	$(110,904)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
June 30, 2007

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-KSB for the year ended March 31, 2007.

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

(2) Stock Issuance

On November 20, 2007, the Board of Directors of the Company unanimously adopted a Plan of Stock Issuance (the “Plan”). On March 30, 2007, the Company completed a minority stock offering. The Company sold 735,626 shares of its common stock to the public at $10.00 per share and issued 899,099 shares of its common stock to Delanco MHC, a federally chartered mutual holding company.

(3)  Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the Company was wholly owned by Delanco MHC until March 30, 2007, per share earnings data is not meaningful for the three months ended June 30, 2006 and is therefore not presented.

The difference between the common shares issued and the common shares outstanding for the purposes of calculating basic EPS is a result of the unallocated ESOP shares.

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,
	2007	2006
Numerator	$27,454	—
Denominators:
Basic shares outstanding	1,570,644	—
Effect of dilutive securities	—	—
Dilutive shares outstanding	1,570,644	—
Earnings per share:
Basic	$0.02	—
Dilutive	$0.02	—

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended June 30, 2007 and 2006 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe our future plans, strategies and expectations. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.

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

Balance Sheet Analysis

Overview. Total assets at June 30, 2007 were $114.5 million, an increase of $3.5 million, or 3.1%, from total assets of $111.1 million at March 31, 2007. Asset growth primarily reflected growth of the loan portfolio, which was funded by increased deposits and the proceeds of our recently completed public offering.

Loans. At June 30, 2007, total loans, net, were $88.2 million, or 77.0% of total assets. In the three months ended June 30, 2007, the loan portfolio grew $11.7 million, or 15.3%, [with the growth distributed across the residential real estate, commercial and multi-family real estate, and home equity loan portfolios].

Table 1: Loan Portfolio Analysis
	June 30,		March 31,
	2007		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$25,147	27.9%	$24,112	30.9%
Commercial and multi-family	20,937	23.3	12,681	16.3
Construction	3,446	3.8	2,061	2.6
Total real estate loans	49,530	55.0	38,854	49.8
Commercial loans	14,726	16.4	15,124	19.4
Consumer loans	25,756	28.6	24,066	30.8
Total loans	90,012	100.0%	78,044	100.0%
Loans in process	(1,155)		(916)
Net deferred loan fees	(167)		(138)
Allowance for losses	(502)		(492)
Loans, net	$88,188		$76,498

Table 2: Nonperforming Assets
	June 30,	March 31,
(Dollars in thousands)	2007	2007
Nonaccrual loans	—	—
Accruing loans past due 90 days or more	436	564
Total of nonaccrual and 90 days or more past due loans	436	564
Real estate owned	—	—
Other nonperforming assets	—	—
Total nonperforming assets	436	564
Troubled debt restructurings	—	—
Troubled debt restructurings and total nonperforming assets	436	564

Total nonperforming loans to total loans	0.48%	0.72%
Total nonperforming loans to total assets	0.38	0.51
Total nonperforming assets and troubled debt restructurings to total assets	0.38	0.51

Securities. The investment securities portfolio was $15.0 million, or 13.1% of total assets, at June 30, 2007. At that date, 74.9% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. In recent periods we have focused on growing our loan portfolio. Accordingly, during the three months ended June 30, 2007, we did not purchase any securities and used the proceeds from maturing and called securities to fund loans.

Table 3: Investment Securities
	June 30,		March 31,
	2007		2007
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Mutual funds	$213	$263	$212	$253
Equity securities	—	—	—	—
Total available for sale	213	263	212	253

Securities held to maturity:
U.S. Government and agency securities	3,500	3,443	4,000	3,942
Mortgage-backed securities	11,225	11,092	11,823	11,810
Total held to maturity	14,725	14,535	15,823	15,752
Total	$14,938	$14,798	$16,035	$16,005

Deposits. Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits. We consider demand deposits and money market and passbook accounts to be core deposits. At June 30, 2007, core deposits were 45.8% of total deposits. Deposits increased $3.5 million, or 3.6%, in the three months ended June 30, 2007, as core deposits grew $1.1 million and time deposits grew $2.4 million.

Table 4: Deposits
	June 30,		March 31,
	2007		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$4,107	4.1%	$3,381	3.5%
Interest-bearing demand deposits	7,360	7.4	7,930	8.3
Savings and money market accounts	34,078	34.3	33,154	34.5
Certificates of deposit	53,924	54.2	51,524	53.7
Total	$99,469	100.0%	$95,989	100.0%

Borrowings. In recent periods, we have occasionally used short-term FHLB advances as an additional source of liquidity. At June 30, 2007, we had no short-term advances outstanding.

Results of Operations for the Three Months Ended June 30, 2007 and 2006

 Financial Highlights. Net income for the three months ended June 30, 2007 was $27,000 compared to $5,000 for the three months ended June 30, 2006. Higher net interest income was primarily offset by lower noninterest income and higher noninterest expense.

Table 5: Summary Income Statements
Three months ended June 30, (Dollars in thousands)	2007	2006	2007 v. 2006	% Change
Net interest income	$815	$489	$326	66.7%
Provision for loan losses	10	15	(5)	33.3
Noninterest income	50	127	(77)	60.6
Noninterest expenses	817	588	229	38.9
Net income	27	5	22	440.0

Return on average equity (annualized)	0.79%	0.27%	0.52%
Return on average assets (annualized)	0.10	0.03	0.07

Net Interest Income. Net interest income increased $326,000 to $815,000 for the three months ended June 30, 2007 from $489,000 for the three months ended June 30, 2006 driven by growth in average earning assets. The 27 basis point increase in the net interest margin to 3.11% reflected the increase in the ratio of average interest-earning assets to average interest-bearing liabilities.

Average loans in the three months ended June 30, 2007 increased $39.3 million, or 84.6%, compared with the same period in 2006, driven by growth in residential and commercial mortgages and home equity loans. Average investment securities in the three months ended June 30, 2007 decreased $4.7 million, or 23.3%, compared to the same period in 2006. The reduction in the investment portfolio reflected maturities and prepayments, which were utilized to fund loan growth. The shift in the mix of interest-earning assets, combined with higher market rates, increased the average yield on earning assets to 6.52% for the three months ended June 30, 2007, compared with 5.41% for the same period in 2006.

Average interest-bearing deposits in the three months ended June 30, 2007 increased $29.9 million, or 46.0%, compared with the same period in 2006 due to increases in savings accounts and time deposits, partially offset by lower demand deposit balances. Average savings and money market balances increased over the prior year as higher rates for these accounts made them more attractive and we promoted a tiered money market account. Average time deposits increased as we promoted select deposit maturities. Increases in market interest rates, combined with a shift from demand deposits to money market accounts, increased the average cost of deposits to 3.76%, compared with 2.69% for the same period in 2006.

Table 6: Analysis of Net Interest Income
Three months ended June 30, (Dollars in thousands)	2007	2006	2007 v. 2006	% Change
Components of net interest income
Loans	$1,472	$671	$801	119.4%
Investment securities	235	260	(25)	(9.6)
Total interest income	1,707	931	776	83.3
Deposits	892	439	453	103.2
Borrowings	—	3	(3)	(100.0)
Total interest expense	892	442	450	101.8
Net interest income	815	489	326	66.7
Average yields and rates paid
Interest-earning assets	6.52%	5.41%	1.11bp
Interest-bearing liabilities	3.76	2.69	1.07
Interest rate spread	2.76	2.72	0.04
Net interest margin	3.11	2.84	0.27
Average balances
Loans	$85,682	$46,405	$39,277	84.6%
Investment securities	15,420	20,114	(4,694)	23.3
Other earning assets	3,651	2,311	1,340	58.0
Interest-bearing deposits	94,795	64,924	29,871	46.0
Borrowings	—	833	(833)	100.0

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. Provisions for loan losses were $10,000 in the three months ended June 30, 2007 compared to $15,000 in the three months ended June 30, 2006. The change in the provision was due to an increase in the size of the loan portfolio and our analysis of the inherent losses in the portfolio. We had no charge-offs in the three months ended June 30, 2007 and June 30, 2006.

Table 7: Analysis of Loan Loss Experience
Three months ended June 30, (Dollars in thousands)	2007	2006
Allowance at beginning of period	$492	$237
Provision for loan losses	10	15
Total charge-offs	—	—
Recoveries	—	—
Net charge-offs	—	—
Allowance at end of period	$502	$252

Allowance to nonperforming loans	1.15	1.60
Allowance to total loans outstanding at the end of the period	0.57	0.50
Net charge-offs (recoveries) to average loans outstanding during the period	—	—

Non-Interest Income. Noninterest income decreased in the three months ended June 30, 2007 compared to the same period in the prior year primarily as a result of the change in the net gain on sale of securities. In the three months ended June 30, 2006, we sold shares of Freddie Mac for a gain of $78,000 and recognized a gain of $19,000 on the exchange of shares of our data processor for cash in connection with the acquisition of our data processor.

Table 8: Noninterest Income Summary
Three months ended June 30, (Dollars in thousands)	2007	2006	$ Change	% Change
Gain (loss) on sale of securities	$—	$78	$(78)	(100.0)%
Net gain on sale of non-marketable securities	—	19	(19)	(100.0)
Service charges	31	23	8	34.8
Rental income	6	—	6	—
Other	13	7	6	85.7
Total	$50	$127	$(77)	60.6%

Non-Interest Expenses. Noninterest expenses rose in the three months ended June 30, 2007 over the same period in the prior year due primarily to our expansion efforts. Salaries and benefits increased primarily as a result of hiring additional staff for our Cinnaminson branch. Occupancy expenses and office supplies, telephone and postage expenses rose over the prior year as a result of the expansion of our main office and the addition of the Cinnaminson branch.

Table 9: Noninterest Expense Summary
Three months ended June 30, (Dollars in thousands)	2007	2006	$ Change	% Change
Salaries and employee benefits	$441	$360	$81	22.5%
Advertising	8	10	(2)	20.0
Office supplies, telephone and postage	37	19	18	94.7
Net occupancy expense	163	64	99	154.7
Federal insurance premiums	3	2	1	50.0
Data processing expenses	32	25	7	28.0
ATM expenses	15	13	2	15.4
Bank charges and fees	13	13	—	—
Insurance and surety bond premiums	14	10	4	40.0
Dues and subscriptions	14	11	3	27.3
Professional fees	18	14	4	28.6
On-line banking expenses	22	10	12	120.0
Other	37	37	—	—
Total	$817	$588	$229	38.9%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $1.5 million. In addition, at June 30, 2007, we had arrangements to borrow up to $5.0 million from the Federal Home Loan Bank of New York. On June 30, 2007, we had no advances outstanding.

A significant use of our liquidity is the funding of loan originations. At June 30, 2007, we had $2.2 million in loan commitments outstanding. In addition, we had $6.6 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2007 totaled $40.9 million, or 75.9% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

We may use capital management tools such as cash dividends and common share repurchases. However, under the Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following our public offering, except under limited circumstances.

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

For the three months ended June 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13(a)-15(e) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
___________________________________

(1)
Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-139339.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELANCO BANCORP, INC.

Dated: August 13, 2007	By:	/s/Robert M. Notigan Robert M. Notigan
President and Chief Executive Officer
(principal executive officer)

Dated: August 13, 2007	By:	/s/ Douglas R. Allen, Jr. Douglas R. Allen, Jr.
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)