Form 10QSB
period 2007-09-30
Delanco Bancorp, Inc
filed 2007-11-14
CIK 1382413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐       No ☒

As of November 13, 2007 there were 1,634,725 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-QSB

Index

				Page No.
PART I. FINANCIAL INFORMATION

Item	1	.	Financial Statements

			Consolidated Statements of Financial Condition at September 30, 2007 (Unaudited) and March 31, 2007	1

			Consolidated Statements of Income for the three and six months ended September 30, 2007 and 2006 (Unaudited)	2

			Consolidated Statements of Stockholders’ Equity for the six months ended September 30, 2007 (Unaudited)	3

			Consolidated Statements of Cash Flows for the six months ended September 30, 2007 and 2006 (Unaudited)	4

			Notes to Unaudited Consolidated Financial Statements	6

Item	2	.	Management’s Discussion and Analysis or Plan of Operation	7

Item	3	.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item	1	.	Legal Proceedings	14

Item	2	.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item	3	.	Defaults upon Senior Securities	14

Item	4	.	Submission of Matters to a Vote of Security Holders	14

Item	5	.	Other Information	14

Item	6	.	Exhibits	15

Signatures

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	September 30, 2007	March 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$653,407	$271,007
Interest-bearing deposits	11,422,407	8,405,373
Total cash and cash equivalents	12,075,814	8,676,380
Investment securities:
Securities held-to-maturity	12,549,578	15,822,529
Securities available-for-sale	262,882	252,647
Total investment securities	12,812,460	16,075,176
Loans, net of allowance for loan losses of $517,448 at September 30, 2007 (unaudited), $492,448 at March 31, 2007	93,932,758	76,497,739
Accrued interest receivable	574,290	425,872
Premises and equipment, net	8,278,817	8,422,457
Investment required by law-stock in Federal Home Loan Bank, at cost	172,900	102,700
Deferred income taxes	249,800	240,100
Bank-owned life insurance	124,412	124,412
Prepaid income taxes	86,459	231,230
Other assets	249,182	265,204
Total assets	$128,556,892	$111,061,270

LIABILITIES
Deposits
Non-interest bearing deposits	$3,929,521	$3,372,058
Interest bearing deposits	109,613,319	92,617,217
Total deposits	113,542,840	95,989,275
Accrued interest payable	339,774	349,178
Advance payments by borrowers for taxes and insurance	272,120	260,262
Other liabilities	549,093	640,206
Total liabilities	114,703,827	97,238,921

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding	16,347	16,347
Additional paid-in capital	6,688,921	6,688,921
Retained earnings, substantially restricted	7,822,081	7,797,552
Unearned employee stock ownership plan	(640,810)	(640,810)
Accumulated other comprehensive (loss)	(33,474)	(39,661)
Total stockholder’s equity	13,853,065	13,822,349
Total liabilities and stockholders’ equity	$128,556,892	$111,061,270

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans	$1,624,425	$876,377	$3,096,524	$1,547,774
Investment securities	207,859	237,625	442,561	497,255
Total interest income	1,832,284	1,114,002	3,539,085	2,045,029

INTEREST EXPENSE
Interest-bearing checking accounts	12,374	8,959	23,738	20,653
Passbook and money market accounts	258,380	172,089	498,243	303,804
Certificates of deposits	718,841	344,422	1,359,591	640,421
Advances from Federal Home Loan Bank	4,946	29,700	4,946	32,703
Total interest expense	994,541	555,170	1,886,518	997,581

Net interest income	837,743	558,832	1,652,567	1,047,448
Provision for loan losses	15,000	15,000	25,000	30,000
Net interest income after provision for loan losses	822,743	543,832	1,627,567	1,017,448

NONINTEREST INCOME
Income from bank-owned life insurance	—	5,034	—	5,034
Net gain on sale of non-marketable securities	—	—	—	18,505
Net gain on sale of securities available-for-sale	—	96,972	—	175,204
Service charges	29,548	18,475	60,393	41,173
Rental income	3,916	—	9,919	—
Other	13,917	14,832	26,841	22,038
Total noninterest income	47,381	135,313	97,153	261,954

NONINTEREST EXPENSE
Salaries and employee benefits	470,100	397,954	911,348	757,916
Advertising	17,503	9,245	25,776	19,789
Office supplies, telephone and postage	33,509	26,618	70,485	45,647
Net occupancy expense	171,928	80,765	335,245	145,308
Federal insurance premiums	4,236	2,076	6,912	4,016
Data processing expenses	31,537	40,806	63,731	65,850
ATM expenses	15,434	12,406	29,839	25,472
Bank charges and fees	13,428	13,554	26,718	26,248
Insurance and surety bond premiums	15,863	10,578	29,587	20,153
Dues and subscriptions	23,104	7,489	36,739	18,035
Professional fees	20,319	4,082	38,543	18,000
On-line banking expense	21,152	19,066	43,516	29,492
Other	44,270	43,780	80,966	80,704
Total noninterest expense	882,383	668,419	1,699,405	1,256,630

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(12,259)	10,726	25,315	22,772

Federal income tax (benefit)	(7,305)	(2,720)	595	1,653
State income tax (benefit)	(2,029)	(1,184)	191	1,002
Total income tax (benefit)	(9,334)	(3,904)	786	2,655

NET INCOME (LOSS)	($ 2,925)	$14,630	$24,529	$20,117
INCOME PER COMMON SHARE	$.00	N/A	$.02	N/A

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)

					Unearned
	Common Stock		Additional		Employee Stock	Accumulated Other-	Total
			Paid-in	Retained	Ownership	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Plan	Income (Loss)	Equity

Balance at March 31, 2007	1,634,725	$16,347	$6,688,921	$7,797,552	$(640,810)	$(39,661)	$13,822,349
Comprehensive income
Net income				24,529			24,529
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of deferred income taxes of $4,667						6,187	6,187
Total comprehensive income							30,716
Balance at September 30, 2007	1,634,725	$16,347	$6,688,921	$7,822,081	$(640,810)	$(33,474)	$13,853,065

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended September 30,
	2007	2006
Cash flow from operating activities
Net income	$24,529	$20,117
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(13,826)	(99,000)
Depreciation	159,931	63,834
Discount accretion net of premium amortization	(7,565)	(5,530)
Provision for loan losses	25,000	30,000
Net gain on sale of non-marketable securities		(18,505)
Net gain on sale of securities available-for-sale		(175,204)
Loss from bank-owned life insurance		(5,034)
Changes in operating assets and liabilities (Increase) decrease in:
Accrued interest receivable	(148,418)	(87,317)
Other assets	16,022	73,450
Prepaid income taxes	144,771	(118,325)
Increase (decrease) in:
Accrued interest payable	(9,404)	89,864
Other liabilities	(91,113)	78,789

Net cash provided by (used in) operating activities	$99,927	$(152,861)

Cash flows from investing activities
Purchases of securities available-for-sale		(3,120)
Proceeds from sale of securities available-for-sale	78	263,048
Proceeds from maturities and principal repayments of securities held-to-maturity	3,280,516	1,610,629
Purchase of investment required by law - stock in Federal Home Loan Bank	(70,200)	(42,000)
Net increase in loans	(17,460,019)	(14,750,760)
Purchases of premises and equipment	(16,291)	(1,582,081)

Net cash used in investing activities	$(14,265,916)	$(14,504,284)

Cash flows from financing activities
Net increase in deposits	17,553,565	10,045,473
Net increase in advance payments by borrowers for taxes and insurance	11,858	5,512
Net increase in advances from FHLB		1,000,000
Net cash provided by financing activities	$17,565,423	$11,050,985

(continued)

	Six Months Ended September 30,
	2007	2006

Net increase (decrease) in cash and cash equivalents	$3,399,434	($3,606,160)

Cash and cash equivalents, beginning of the period	8,676,380	5,553,058

Cash and cash equivalents, end of period	$12,075,814	$1,946,898

Supplemental Disclosures:

Cash paid during the period for interest	$1,895,922	$907,717

Cash paid during the period for income taxes	$-0-	$36,979

Loans transferred to foreclosed real estate during the period	$-0-	$-0-

Proceeds from sales of foreclosed real estate financed through loans	$-0-	$-0-

Total increase (decrease) in unrealized gain on securities available-for-sale	$10,312	($ 155,572)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
September 30, 2007

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-KSB for the year ended March 31, 2007.

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

(2) Stock Issuance

On November 20, 2006, the Board of Directors of the Company adopted a Plan of Stock Issuance (the “Plan”). On March 30, 2007, the Company completed a minority stock offering. The Company sold 735,626 shares of its common stock to the public at $10.00 per share and issued 899,099 shares of its common stock to Delanco MHC, a federally chartered mutual holding company.

(3)  Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the Company was wholly owned by Delanco MHC until March 30, 2007, per share earnings data is not meaningful for the three and six months ended September 30, 2006 and is therefore not presented.

The difference between the common shares issued and the common shares outstanding for the purposes of calculating basic EPS is a result of the unallocated ESOP shares.

The calculated basic and dilutive EPS are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Numerator		—		—
Denominators:
Basic shares outstanding	1,570,644	—	1,570,644	—
Effect of dilutive securities	—	—	—	—
Dilutive shares outstanding	1,570,644	—	1,570,644	—
Earnings per share:
Basic	.00	—	.02	—
Dilutive	.00	—	.02	—

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of the financial condition and results of operations at and for the six months ended September 30, 2007 and 2006 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at September 30, 2007 were $128.6 million, an increase of $17.5 million, or 15.8%, from total assets of $111.1 million at March 31, 2007. Asset growth primarily reflected growth of the loan portfolio, which was funded by increased deposits and the proceeds of our recently completed public offering.

Loans. At September 30, 2007, total loans, net, were $93.9 million, or 73.1% of total assets. In the six months ended September 30, 2007, the loan portfolio grew $17.4 million, or 22.8%, with the commercial and multi-family real estate loan portfolio accounting for $10.0 million of the increase. The remainder of the increase was primarily in residential real estate and home equity loans.

Table 1: Loan Portfolio Analysis
	September 30,		March 31,
	2007		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$29,052	30.1%	$24,112	30.9%
Commercial and multi-family	22,687	23.5	12,681	16.3
Construction	3,914	4.0	2,061	2.6
Total real estate loans	55,653	57.6	38,854	49.8
Commercial loans	13,917	14.4	15,124	19.4
Consumer loans	27,061	28.0	24,066	30.8
Total loans	96,631	100.0%	78,044	100.0%
Loans in process	(2,019)		(916)
Net deferred loan fees	(161)		(138)
Allowance for losses	(518)		(492)
Loans, net	$93,933		$76,498

Table 2: Nonperforming Assets
	September 30,	March 31,
(Dollars in thousands)	2007	2007
Nonaccrual loans	$	$—
Accruing loans past due 90 days or more	1,607	564
Total of nonaccrual and 90 days or more past due loans	1,607	564
Real estate owned	—	—
Other nonperforming assets	—	—
Total nonperforming assets	1,607	564
Troubled debt restructurings	—	—
Troubled debt restructurings and total nonperforming assets	$1,607	$564

Total nonperforming loans to total loans	1.7%	0.7%
Total nonperforming loans to total assets	1.3	0.5
Total nonperforming assets and troubled debt restructurings to total assets	1.3	0.5

Securities. The investment securities portfolio was $12.8 million, or 10.0% of total assets, at September 30, 2007. At that date, 74.8% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. In recent periods we have focused on growing our loan portfolio. Accordingly, during the six months ended September 30, 2007, we did not purchase any securities and used the proceeds from maturing and called securities to fund loans.

Table 3: Investment Securities
	September 30,		March 31,
	2007		2007
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Mutual funds	$212	$263	$212	$253
Equity securities	—	—	—	—
Total available for sale	212	263	212	253

Securities held to maturity:
U.S. Government and agency securities	3,000	2,975	4,000	3,942
Mortgage-backed securities	9,550	8,551	11,823	11,810
Total held to maturity	12,550	11,526	15,823	15,752
Total	$12,762	$11,789	$16,035	$16,005

Deposits. Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits. We consider demand deposits and money market and passbook accounts to be core deposits. At September 30, 2007, core deposits were 42.9% of total deposits. Deposits increased $17.6 million, or 18.3%, in the six months ended September 30, 2007, as core deposits grew $4.3 million and time deposits grew $13.3 million.

Table 4: Deposits
	September 30,		March 31,
	2007		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$3,930	3.5%	$3,381	3.5%
Interest-bearing demand deposits	8,360	7.3	7,930	8.3
Savings and money market accounts	36,444	32.1	33,154	34.5
Certificates of deposit	64,809	57.1	51,524	53.7
Total	$113,543	100.0%	$95,989	100.0%

Borrowings. In recent periods, we have occasionally used short-term FHLB advances as an additional source of liquidity. At September 30, 2007, we had no short-term advances outstanding.

Results of Operations for the Six Months Ended September 30, 2007 and 2006

 Financial Highlights. Net income for the six months ended September 30, 2007 was $24,529 compared to $20,117 for the six months ended September 30, 2006. Higher net interest income was primarily offset by lower noninterest income and higher noninterest expense.

Table 5: Summary Income Statements
Six months ended September 30, (Dollars in thousands)	2007	2006	2007 v. 2006	% Change
Net interest income	$1,653	$1,047	$606	57.9%
Provision for loan losses	25	30	(5)	(16.7)
Noninterest income	97	262	(165)	(63.0)
Noninterest expenses	1,699	1,257	442	(35.2)
Net income	25	20	5	25.0

Return on average equity (annualized)	.35%	.50%
Return on average assets (annualized)	.04%	.05%

Net Interest Income. Net interest income increased $606,000 to $1,653,000 for the six months ended September 30, 2007 from $1,047,000 for the six months ended September 30, 2006 driven by growth in average earning assets. The .10 basis point increase in the net interest margin to 3.02% reflected the increase in the ratio of average interest-earning assets to average interest-bearing liabilities.

Average loans in the six months ended September 30, 2007 increased $39.5 million, or 78.8%, compared with the same period in 2006, driven by growth in residential and commercial mortgages and home equity loans. Average investment securities in the six months ended September 30, 2007 decreased $5.2 million, or 26.6%, compared to the same period in 2006. The reduction in the investment portfolio reflected maturities and prepayments, which were utilized to fund loan growth. The shift in the mix of interest-earning assets, combined with higher market rates, increased the average yield on earning assets to 6.46% for the six months ended September 30, 2007, compared with 5.71% for the same period in 2006.

Average interest-bearing deposits in the six months ended September 30, 2007 increased $32.1 million, or 47.5%, compared with the same period in 2006 due to increases in savings accounts and time deposits, partially offset by lower demand deposit balances. Average savings and money market balances increased over the prior year as higher rates for these accounts made them more attractive and we promoted a tiered money market account. Average time deposits increased as we promoted select deposit maturities. Increases in market interest rates, combined with a shift from demand deposits to money market accounts, increased the average cost of deposits to 3.78%, compared with 2.90% for the same period in 2006.

Table 6: Analysis of Net Interest Income

Six months ended September 30, (Dollars in thousands)	2007	2006	2007 v. 2006	% Change
Components of net interest income
Loans	$3,096	$1,548	$1,548	100.0%
Investment securities	443	497	(54)	(10.9)
Total interest income	3,539	2,045	1,494	73.1
Deposits	1,881	965	916	94.9
Borrowings	5	33	(28)	(84.8)
Total interest expense	1,886	998	888	89.0
Net interest income	1,653	1,047	606	57.9
Average yields and rates paid
Interest-earning assets	6.46	5.71	.75
Interest-bearing liabilities	3.78	2.90	.88
Interest rate spread	2.68	2.81	(.13)
Net interest margin	3.02	2.92	.10
Average balances
Loans	89,590	50,099	39,491	78.8
Investment securities	14,464	19,700	(5,236)	(26.6)
Other earning assets	5,487	1,884	3,603	191.2
Interest-bearing deposits	99,605	67,511	32,094	47.5
Borrowings	208	1,317	(1,109)	84.2

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. Provisions for loan losses were $25,000 in the six months ended September 30, 2007 compared to $30,000 in the six months ended September 30, 2006. The addition to the allowance was due to an increase in the size of the loan portfolio and our analysis of the inherent losses in the portfolio. We had no charge-offs in the six months ended September 30, 2007 and September 30, 2006.

Table 7: Analysis of Loan Loss Experience

Six months ended September 30, (Dollars in thousands)	2007	2006
Allowance at beginning of period	$492	$237
Provision for loan losses	25	30
Total charge-offs	—	—
Recoveries	—	—
Net charge-offs	—	—
Allowance at end of period	$517	$267

Allowance to nonperforming loans	32.2%	47.3%
Allowance to total loans outstanding at the end of the period	.52	.47
Net charge-offs (recoveries) to average loans outstanding during the period	—	—

Non-Interest Income. Noninterest income decreased in the six months ended September 30, 2007 compared to the same period in the prior year primarily as a result of the change in the net gain on sale of securities. In the six months ended September 30, 2006, we sold shares of Freddie Mac for a gain of $175,000 and recognized a gain of $19,000 on the exchange of shares of our data processor for cash in connection with the acquisition of our data processor.

Table 8: Noninterest Income Summary
Six months ended September 30, (Dollars in thousands)	2007	2006	$ Change	% Change
Income from bank-owned life insurance	$—	$5	($ 5)	(100.0)%
Gain (loss) on sale of securities	—	175	(175)	(100.0)
Net gain on sale of non-marketable securities	—	19	(19)	(100.0)
Service charges	60	41	19	46.3
Rental income	10	—	10	100.0
Other	27	22	5	22.7
Total	$97	$262	($165)	(63.0)%

Non-Interest Expenses. Noninterest expenses rose in the six months ended September 30, 2007 over the same period in the prior year due primarily to our expansion efforts. Salaries and benefits increased primarily as a result of hiring additional staff for our Cinnaminson branch. Occupancy expenses and office supplies, telephone and postage expenses rose over the prior year as a result of the expansion of our main office and the addition of the Cinnaminson branch.

Table 9: Noninterest Expense Summary

Six months ended September 30, (Dollars in thousands)	2007	2006	$ Change	% Change
Salaries and employee benefits	$911	$758	$153	20.2%
Advertising	26	20	6	30.0
Office supplies, telephone and postage	70	46	24	52.2
Net occupancy expense	335	145	190	131.0
Federal insurance premiums	7	4	3	75.0
Data processing expenses	64	66	(2)	(3.0)
ATM expenses	30	26	4	15.4
Bank charges and fees	27	26	1	3.9
Insurance and surety bond premiums	30	20	10	50.0
Dues and subscriptions	37	18	19	105.6
Professional fees	38	18	20	111.1
On-line banking expenses	43	29	14	48.3
Other	81	81	—	—
Total	$1,699	$1,257	$442	35.2%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $12.1 million. In addition, at September 30, 2007, we had arrangements to borrow up to $4.7 million from the Federal Home Loan Bank of New York. On September 30, 2007, we had no advances outstanding.

A significant use of our liquidity is the funding of loan originations. At September 30, 2007, we had $862,000 in loan commitments outstanding. In addition, we had $2.0 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2007 totaled $37.4 million, or 57.6% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the six months ended September 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Not Applicable.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on August 15, 2007. The results of the vote on the matters presented at the meeting are as follows:

1. The following individuals were elected as directors, each for a three-year term:

	Votes for	Votes Withheld
William C. Jenkins	1,424,636	18,072
John A. Latimer	1,424,636	18,072
James W. Verner	1,423,626	19,072

The following individual was elected as a director for a one-year term:

	Votes for	Votes Withheld
Renee C. Vidal	1,412,302	30,406

2.	The appointment of Connolly, Grady & Cha, P.C.as auditors for the Company for the fiscal year ending March 31, 2008 was ratified by stockholders by the following vote:

For:	1,425,624
Against:	99
Abstain:	5,075

Broker non-votes totaled none.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Charter of Delanco Bancorp, Inc. (1)

3.2	Bylaws of Delanco Bancorp, Inc. (1)

4.0	Stock Certificate of Delanco Bancorp, Inc. (1)

10.1	First Amendment to the Employment Agreement between Delanco Bancorp, Inc. and Robert M. Notigan

10.2	First Amendment to the Employment Agreement between Delanco Federal Savings Bank and Robert M Notigan

10.3	First Amendment to the Employment Agreement between Delanco Bancorp, Inc. and Douglas R. Allen, Jr.

10.4	First Amendment to the Employment Agreement between Delanco Federal Savings Bank and Douglas R. Allen, Jr.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

__________________________________
(1)  Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-139339.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELANCO BANCORP, INC.

Date: November 14, 2007	By:	/s/ Robert M. Notigan
Robert M. Notigan President and Chief Executive Officer (principal executive officer)

Dated: November 14, 2007		Douglas R. Allen, Jr.
Douglas R. Allen, Jr. Senior Vice President and Chief Financial Officer (principal financial and accounting officer)