Form 10QSB
period 2007-12-31
Delanco Bancorp, Inc
filed 2008-02-14
CIK 1382413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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
Yes ☐     No ☒

As of February 13, 2007 there were 1,634,725 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-QSB

Index
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition at
December 31, 2007 (Unaudited) and March 31, 2007	1

Consolidated Statements of Income for the three and nine months
ended December 31, 2007 and 2006 (Unaudited)	2

Consolidated Statements of Stockholders’ Equity for the nine months
ended December 31, 2007 (Unaudited)	3

Consolidated Statements of Cash Flows for the nine months ended
December 31, 2007 and 2006 (Unaudited)	4

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	8

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	17

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	December 31, 2007	March 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$531,613	$271,007
Interest-bearing deposits	11,672,827	8,405,373
Total cash and cash equivalents	12,204,440	8,676,380
Investment securities:
Securities held-to-maturity	14,610,142	15,822,529
Securities available-for-sale	275,417	252,647
Total investment securities	14,885,559	16,075,176
Loans, net of allowance for loan losses of $463,766 at December 31, 2007 (unaudited), $492,448 at March 31, 2007	94,466,237	76,497,739
Accrued interest receivable	653,261	425,872
Premises and equipment, net	8,208,384	8,422,457
Investment required by law-stock in Federal Home Loan Bank, at cost	139,100	102,700
Deferred income taxes	258,800	240,100
Bank-owned life insurance	124,412	124,412
Prepaid income taxes	98,359	231,230
Other assets	245,233	265,204
Total assets	$131,283,785	$111,061,270

LIABILITIES
Deposits
Non-interest bearing deposits	$4,295,673	$3,372,058
Interest bearing deposits	112,022,901	92,617,217
Total deposits	116,318,574	95,989,275
Accrued interest payable	318,315	349,178
Advance payments by borrowers for taxes and insurance	243,600	260,262
Other liabilities	563,733	640,206
Total liabilities	117,444,222	97,238,921

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized; no shares issued	─	─
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding	16,347	16,347
Additional paid-in capital	6,688,921	6,688,921
Retained earnings, substantially restricted	7,801,662	7,797,552
Unearned employee stock ownership plan	(640,810)	(640,810)
Accumulated other comprehensive (loss)	(26,557)	(39,661)
Total stockholder’s equity	13,839,563	13,822,349
Total liabilities and stockholders’ equity	$131,283,785	$111,061,270

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
INTEREST INCOME
Loans	$1,626,996	$971,905	$4,723,519	$2,519,679
Investment securities	318,537	267,251	761,098	764,506
Total interest income	1,945,533	1,239,156	5,484,617	3,284,185

INTEREST EXPENSE
Interest-bearing checking accounts	13,371	10,517	37,109	31,170
Passbook and money market accounts	276,148	210,372	774,391	514,176
Certificates of deposits	826,495	498,587	2,186,085	1,139,008
Advances from Federal Home Loan Bank	─	4,262	4,946	36,965
Total interest expense	1,116,014	723,738	3,002,531	1,721,319

Net interest income	829,519	515,418	2,482,086	1,562,866
Provision for loan losses	15,000	15,000	40,000	45,000
Net interest income after provision for loan losses	814,519	500,418	2,442,086	1,517,866

NONINTEREST INCOME
Income from bank-owned life insurance	─	─	─	5,034
Net gain on sale of securities available-for-sale	─	203,280	─	396,989
Service charges	52,282	28,712	112,675	69,885
Rental income	7,833	5,875	17,753	5,875
Other	15,737	11,507	42,578	33,545
Total noninterest income	75,852	249,374	173,006	511,328

NONINTEREST EXPENSE
Salaries and employee benefits	496,867	412,461	1,408,215	1,170,377
Advertising	17,331	19,228	43,107	39,017
Office supplies, telephone and postage	20,925	25,813	91,410	71,460
Net occupancy expense	186,547	148,278	521,792	293,586
Federal insurance premiums	5,629	2,116	12,541	6,132
Data processing expenses	30,721	23,652	94,452	89,502
ATM expenses	15,842	13,217	45,681	38,689
Bank charges and fees	14,229	10,397	40,947	36,645
Insurance and surety bond premiums	15,925	10,398	45,512	30,551
Dues and subscriptions	18,086	7,932	54,825	25,967
Professional fees	50,356	9,000	88,899	27,000
On-line banking expense	22,089	12,719	65,605	42,211
Other	41,755	50,873	122,721	131,577
Total noninterest expense	936,302	746,084	2,635,707	2,002,714

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(45,931)	3,708	(20,615)	26,480

Federal income tax (benefit)	(23,512)	447	(22,916)	2,100
State income tax (benefit)	(2,000)	(602)	(1,809)	400
Total income tax (benefit)	(25,512)	(155)	(24,725)	2,500

NET INCOME (LOSS)	($ 20,419)	$3,863	$4,110	$23,980
INCOME PER COMMON SHARE	($ 0.01)	N/A	$0.00	N/A

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned Employee Stock Ownership	Accumulated Other-Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Plan	Income (Loss)	Equity
Balance at March 31, 2007	1,634,725	$16,347	$6,688,921	$7,797,552	$(640,810)	$ (39,661)	$13,822,349
Comprehensive income
Net income				4,110			4,110
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of deferred income taxes of $8,736						13,104	13,104
Total comprehensive income							17,214
Balance at December 31, 2007	1,634,725	$16,347	$6,688,921	$7,801,662	$(640,810)	$(26,557)	$13,839,563

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash flow from operating activities
Net income	$4,110	$23,980
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(27,437)	(190,700)
Depreciation	239,865	145,230
Discount accretion net of premium amortization	(26,687)	(8,747)
Provision for loan losses	40,000	45,000
Net gain on sale of securities available-for-sale	─	(396,989)
Loss from bank-owned life insurance	─	(5,034)

Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	(227,389)	(126,472)
Other assets	19,971	(154,410)
Prepaid income taxes	132,871	(154,985)
Increase (decrease) in:
Accrued interest payable	(30,863)	144,843
Other liabilities	(76,473)	166,867
Net cash provided by (used in) operating activities	47,968	(511,417)

Cash flow from investing activities
Purchases of securities available-for-sale	(929)	─
Purchases of securities held-to-maturity	(1,500,000)	(3,963)
Proceeds from sale of securities available-for-sale	─	402,670
Proceeds from maturities and principal repayments of securities held-to-maturity	2,739,074	2,716,605
Purchase of investment required by law - stock in Federal Home Loan Bank	(36,400)	3,000
Net increase in loans	(18,008,498)	(22,145,595)
Purchases of premises and equipment	(25,792)	(1,702,338)
Net cash used in investing activities	(16,832,545)	(20,729,621)

Cash flows from financing activities
Net increase in deposits	20,329,299	22,046,485
Net increase in advance payments by borrowers for taxes and insurance	(16,662)	1,481
Net increase in advances from FHLB	─	─
Net cash provided by financing activities	20,312,637	22,047,966

(continued)

	Nine Months Ended December 31,
	2007		2006
Net increase in cash and cash equivalents		$3,528,060		$806,928

Cash and cash equivalents, beginning of the period		8,676,380		5,553,058

Cash and cash equivalents, end of period		$12,204,440		$6,359,986

Supplemental Disclosures:

Cash paid during the period for interest		$3,033,394		$1,544,099

Cash paid during the period for income taxes	$	─		$87,894

Loans transferred to foreclosed real estate during the period	$	─	$	─

Proceeds from sales of foreclosed real estate financed through loans	$	─	$	─

Total increase (decrease) in unrealized gain on securities available-for-sale		$21,840		($ 193,355)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
December 31, 2007

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-KSB for the year ended March 31, 2007.

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

(3)  Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the Company was wholly owned by Delanco MHC until March 30, 2007, per share earnings data is not meaningful for the three and nine months ended December 31, 2006 and is therefore not presented.

The difference between the common shares issued and the common shares outstanding for the purposes of calculating basic EPS is a result of the unallocated ESOP shares.

The calculated basic and dilutive EPS are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Numerator	($ 20,419)	—	$4,110	—
Denominators:
Basic shares outstanding	1,570,644	—	1,570,644	—
Effect of dilutive securities	—	—	—	—
Dilutive shares outstanding	1,570,644	—	1,570,644	—
Earnings per share:
Basic	($ 0.01)	—	$0.00	—
Dilutive	($ 0.01)	—	$0.00	—

(4) Supervisory Agreement

On December 17, 2007, Delanco Federal Savings Bank (the “Bank”) the savings association subsidiary of the Company, entered into a Supervisory Agreement with the Office of Thrift Supervision (“OTS”).

The entry into the Supervisory Agreement was based on the Bank’s 2007 report of examination in which the OTS concluded that grounds existed for the initiation of administrative proceedings against the Bank. Without admitting or denying that such grounds existed, the Bank determined to enter into the Supervisory Agreement to cooperate with the OTS and as evidence of the Bank’s intent to comply with all applicable laws and regulations and engage in safe and sound practices.

Pursuant to the terms of Supervisory Agreement, the Bank agreed as follows:

•	To refrain from making, investing in, purchasing or otherwise modifying any commercial loan without the prior written non-objection of the OTS.

•
By December 31, 2007, to review each commercial loan file with an outstanding principal balance that equals or exceeds $250,000, and by February 29, 2008 for all other  commercial loans, to determine whether all required documentation has been obtained. All missing or incomplete documentation must be obtained by January 31, 2008 for all  commercial loans with an outstanding principal balance that equals or exceeds $250,000  and by February 29, 2008 for all other commercial loans.

•	By January 31, 2008, to implement a credit administration process utilizing an electronic system and checklists to facilitate ongoing reviews of the financial condition of borrowers and guarantors.

•	To evaluate, on a semiannually basis, the effectiveness of the Bank’s credit administration function.

•
To engage an independent, third-party service provider to conduct an internal loan review  of the Bank’s lending operations on a quarterly basis. As part of the internal loan review  program, the Bank must develop and implement a risk rating system for all loans. On a  quarterly basis, the Board’s Audit Committee must provide the Board with, and the  Board must review and evaluate, a written report documenting the findings and recommendations relating to the internal loan reviews.

•
By December 31, 2007, to adopt and implement a written program which satisfies certain  OTS regulations and interagency guidelines regarding the identification and classification  of problem assets. The program must (i) provide for and require the maintenance of an  adequate allowance for loan and lease losses; (ii) ensure the prompt charge-off of loans  when proper; and (iii) require the timely and accurate reporting of criticized assets, the allowance for loan and lease losses and charge-offs in the Bank’s Thrift Financial  Reports (TFRs).

•	To prepare TFRs accurately and in accordance with applicable instructions.

•	To ensure that at the end of each quarter, the Bank’s assets have not increased by an amount greater than 2.5% of the Bank’s total assets at the end of the prior quarter.

•
To notify and receive the non-objection of the OTS before adding or replacing any Board  member, employing any person as a senior executive officer or entering into or revising  any contractual arrangement with any director or senior executive officer.

The Supervisory Agreement will remain in effect until terminated, modified, or suspended in writing by the OTS.

The Company believes that the Bank has already adopted and implemented some of the various plans, policies and procedures required by the Supervisory Agreement and that the Bank will be able to fully adopt and implement the various plans, policies and procedures required by the Supervisory Agreement. However, a failure to comply with the Supervisory Agreement could result in the initiation of a formal enforcement action by the OTS, including the imposition of civil monetary penalties. The Supervisory Agreement is expected to result in additional regulatory compliance expense for the Company.

(5) Recent Developments

As part of the ongoing review of our commercial loan portfolio in accordance with the Supervisory Agreement, we have recently identified the need for a $200,000 provision for loan losses, which will be reflected in the Company’s earnings for the quarter ending March 31, 2008. While the Company has no direct exposure to sub-prime mortgages in its loan portfolio, declining economic conditions have negatively impacted the local real estate market. As a result, the Company has identified loans requiring the provision for loan losses. As the Company continues its review the commercial loan portfolio, there may be the need to charge additional provisions for loan losses for the current quarter beyond the $200,000 identified to date.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of the financial condition and results of operations at and for the nine months ended December 31, 2007 and 2006 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at December 31, 2007 were $131.3 million, an increase of $20.2 million, or 18.2%, from total assets of $111.1 million at March 31, 2007. Asset growth primarily reflected growth of the loan portfolio, which was funded by increased deposits and the proceeds of our recently completed public offering.

Loans. At December 31, 2007, total loans, net, were $94.5 million, or 72.0% of total assets. In the nine months ended December 31, 2007, the loan portfolio grew $18.0 million, or 23.5%, with the commercial and multi-family real estate loan portfolio accounting for $11.6 million of the increase. The remainder of the increase was primarily in residential real estate and home equity loans. Commercial loans declined and commercial and multi-family loans increased due to reclassification of $3.3 million in commercial loans to commercial loans secured by real estate.

Table 1: Loan Portfolio Analysis

	December 31,		March 31,
	2007		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$31,966	33.2%	$24,112	30.9%
Commercial and multi-family	24,308	25.3	12,681	16.3
Construction	3,001	3.1	2,061	2.6
Total real estate loans	59,275	61.6	38,854	49.8
Commercial loans	9,720	10.1	15,124	19.4
Consumer loans	27,227	28.3	24,066	30.8
Total loans	96,222	100.0%	78,044	100.0%
Loans in process	(1,143)		(916)
Net deferred loan fees	(149)		(138)
Allowance for losses	(464)		(492)
Loans, net	$94,466		$76,498

Table 2: Nonperforming Assets

	December 31,	March 31,
(Dollars in thousands)	2007	2007
Nonaccrual loans	$ ─	$—
Accruing loans past due 90 days or more	1,207	564
Total of nonaccrual and 90 days or more past due loans	1,207	564
Real estate owned	─	—
Other nonperforming assets	─	—
Total nonperforming assets	1,207	564
Troubled debt restructurings	─	—
Troubled debt restructurings and total nonperforming assets	$1,207	$564

Total nonperforming loans to total loans	1.3%	0.7%
Total nonperforming loans to total assets	0.9	0.5
Total nonperforming assets and troubled debt restructurings to total assets	0.9	0.5

Non Performing Loans. Non performing loans increased $ 643,000 during the nine months ended December 31, 2007 as declining economic conditions have negatively impacted the ability of borrowers to repay their obligations.

Securities. The investment securities portfolio was $14.9 million, or 11.3% of total assets, at December 31, 2007. At that date, 61.1% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. In recent periods we have focused on growing our loan portfolio. During the quarter ended December 31, 2007, we purchased $1.5 million in U.S. Government Securities in order to attain higher yield on our investments.

Table 3: Investment Securities

	December 31,		March 31,
	2007		2007
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Mutual funds	$212	$275	$212	$253
Equity securities	─	─	—	—
Total available for sale	212	275	212	253

Securities held to maturity:
U.S. Government and agency securities	5,500	5,499	4,000	3,942
Mortgage-backed securities	9,110	9,246	11,822	11,810
Total held to maturity	14,610	14,745	15,822	15,752
Total	$14,822	$15,020	$16,034	$16,005

Deposits. Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits. We consider demand deposits and money market and passbook accounts to be core deposits. At December 31, 2007, core deposits were 41.4% of total deposits. Deposits increased $20.3 million, or 21.2%, in the nine months ended December 31, 2007, as core deposits grew $3.7 million and time deposits grew $16.6 million.

Table 4: Deposits

	December 31,		March 31,
	2007		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$4,296	3.7%	$3,372	3.5%
Interest-bearing demand deposits	8,328	7.1	7,930	8.3
Savings and money market accounts	35,549	30.6	33,163	34.5
Certificates of deposit	68,146	58.6	51,524	53.7
Total	$116,319	100.0%	$95,989	100.0%

Borrowings. In recent periods, we have occasionally used short-term FHLB advances as an additional source of liquidity. At December 31, 2007, we had no short-term advances outstanding.

Results of Operations for the Nine Months Ended December 31, 2007 and 2006

Financial Highlights. Net income for the nine months ended December 31, 2007 was $4,110 compared to $23,980 for the nine months ended December 31, 2006. Higher net interest income was primarily offset by lower noninterest income and higher noninterest expense.

Table 5: Summary Income Statements

Nine months ended December 31, (Dollars in thousands)	2007	2006	2007 v. 2006	% Change
Net interest income	$2,482	$1,563	$919	58.8%
Provision for loan losses	40	45	(5)	(11.1)
Noninterest income	173	511	(338)	(66.1)
Noninterest expenses	2,636	2,003	633	31.6
Net income	4	24	(20)	(83.3)

Return on average equity (annualized)	.04%	.40%
Return on average assets (annualized)	─	.04

Net Interest Income. Net interest income increased $919,000 to $2,482,000 for the nine months ended December 31, 2007 from $1,563,000 for the nine months ended December 31, 2006 driven by growth in average earning assets. The 18 basis point increase in the net interest margin to 2.92% reflected the increase in the ratio of average interest-earning assets to average interest-bearing liabilities.

Average loans in the nine months ended December 31, 2007 increased $37.5 million, or 69.8%, compared with the same period in 2006, driven by growth in residential and commercial mortgages and home equity loans. Average investment securities in the nine months ended December 31, 2007 decreased $4.7 million, or 24.6%, compared to the same period in 2006. The reduction in the investment portfolio reflected maturities and prepayments, which were utilized to fund loan growth. The shift in the mix of interest-earning assets, combined with higher market rates, increased the average yield on earning assets to 6.44% for the nine months ended December 31, 2007, compared with 5.76% for the same period in 2006.

Average interest-bearing deposits in the nine months ended December 31, 2007 increased $31.6 million, or 43.5%, compared with the same period in 2006 due to increases in savings accounts and time deposits, partially offset by lower demand deposit balances. Average savings and money market balances increased over the prior year as higher rates for these accounts made them more attractive and we promoted a tiered money market account. Average time deposits increased as we promoted select deposit maturities. Increases in market interest rates, combined with a shift from demand deposits to money market accounts, increased the average cost of deposits to 3.83%, compared with 3.12% for the same period in 2006.

Table 6: Analysis of Net Interest Income

Nine months ended December 31, (Dollars in thousands)	2007	2006	2007 v. 2006		% Change
Components of net interest income
Loans	$4,724	$2,519	$2,205		87.5%
Investment securities	761	765	(4)		(0.5)
Total interest income	5,485	3,284	2,201		67.0
Deposits	2,998	1,684	1,314		78.0
Borrowings	5	37	(32)		(86.5)
Total interest expense	3,003	1,721	1,282		74.5
Net interest income	2,482	1,563	919		58.8
Average yields and rates paid
Interest-earning assets	6.44%	5.76%	68	bp
Interest-bearing liabilities	3.83	3.12	71	bp
Interest rate spread	2.61	2.64	(03)	bp
Net interest margin	2.92	2.74	18	bp
Average balances
Loans	$91,342	$53,793	$37,549		69.8%
Investment securities	14,523	19,254	(4,731)		(24.6)
Other earning assets	7,608	2,990	4,618		154.4
Interest-bearing deposits	104,288	72,689	31,599		43.5
Borrowings	139	878	(739)		(84.2)

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. Provisions for loan losses were $40,000 in the nine months ended December 31, 2007 compared to $45,000 in the nine months ended December 31, 2006. The addition to the allowance was due to an increase in the size of the loan portfolio and our analysis of the inherent losses in the portfolio. We had $68,000 in charge-offs in the nine months ended December 31, 2007, compared to no charge-offs in the nine months ended December 31, 2006.

Table 7: Analysis of Loan Loss Experience

Nine months ended December 31, (Dollars in thousands)	2007	2006
Allowance at beginning of period	$492	$237
Provision for loan losses	40	45
Total charge-offs	(68)	─
Recoveries	─	─
Net charge-offs	(68)
Allowance at end of period	$464	$282

Allowance to nonperforming loans	38.4%	110.02%
Allowance to total loans outstanding at the end of the period	.48	.44
Net charge-offs (recoveries) to average loans outstanding during the period	.07	─

Noninterest Income. Noninterest income decreased in the nine months ended December 31, 2007 compared to the same period in the prior year primarily as a result of the change in the net gain on sale of securities. In the nine months ended December 31, 2006, we sold shares of Freddie Mac for a gain of $397,000.

Table 8: Noninterest Income Summary

Nine months ended December 31, (Dollars in thousands)	2007		2006	$ Change		% Change
Income from bank-owned life insurance	$	─	$5	$	(5)	(100.0)%
Gain (loss) on sale of securities		─	397		(397)	(100.0)
Service charges		113	70		43	61.4
Rental income		18	6		12	200.0
Other		42	33		9	27.3
Total		$173	$511	$	(338)	(66.1)%

Noninterest Expenses. Noninterest expenses rose in the nine months ended December 31, 2007 over the same period in the prior year due primarily to our expansion efforts. Salaries and benefits increased primarily as a result of hiring additional staff for our Cinnaminson branch. Occupancy expenses and office supplies, telephone and postage expenses rose over the prior year as a result of the expansion of our main office and the addition of the Cinnaminson branch.

Table 9: Noninterest Expense Summary

Nine months ended December 31, (Dollars in thousands)	2007	2006	$ Change	% Change
Salaries and employee benefits	$1,408	$1,170	$238	20.3%
Advertising	43	39	4	10.3
Office supplies, telephone and postage	91	71	20	28.2
Net occupancy expense	522	294	228	77.6
Federal insurance premiums	12	6	6	100.0
Data processing expenses	94	89	5	5.6
ATM expenses	46	39	7	17.9
Bank charges and fees	41	37	4	10.8
Insurance and surety bond premiums	46	31	15	48.3
Dues and subscriptions	55	26	29	111.5
Professional fees	89	27	62	229.6
On-line banking expenses	66	42	24	57.1
Other	123	132	(9)	(6.8)
Total	$2,636	$2,003	$633	31.6%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2007, cash and cash equivalents totaled $12.2 million. In addition, at December 31, 2007, we had arrangements to borrow up to $4.7 million from the Federal Home Loan Bank of New York. On December 31, 2007, we had no advances outstanding.

A significant use of our liquidity is the funding of loan originations. At December 31, 2007, we had $244,000 in loan commitments outstanding. In addition, we had $8.3 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2007 totaled $41.7 million, or 61.2% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the nine months ended December 31, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Not Applicable.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Charter of Delanco Bancorp, Inc. (1)

3.2	Bylaws of Delanco Bancorp, Inc. (1)

4.0	Stock Certificate of Delanco Bancorp, Inc. (1)

10.1	Supervisory Agreement, dated December 17, 2007, by and between Delanco Federal Savings Bank and the Office of Thrift Supervision (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.0	Section 1350 Certification

(1)
Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-139339.

(2)	Incorporated by reference from Exhibit 99.1 of the Form 8-K filed with the Securities and Exchange Commission on December 20, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELANCO BANCORP, INC.

Dated: February 13, 2007	By:	/s/ Douglas R. Allen, Jr.
Douglas R. Allen, Jr. Chief Executive Officer and Chief Financial Officer (principal executive, financial and accounting officer)