Form 10-K
period 2008-03-31
Delanco Bancorp, Inc
filed 2008-06-25
CIK 1382413

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 0-52517

DELANCO BANCORP, INC.
(Name of small business issuer in its charter)

United States	36-4519533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Burlington Avenue, Delanco, New Jersey	08075
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (856) 461-0611
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 28, 2007 was approximately $5.7 million.

The number of shares outstanding of the registrant’s common stock as of June 23, 2008 was 1,634,725.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

General

Delanco Bancorp was organized in 2002 as a federal corporation at the direction of Delanco Federal Savings Bank, in connection with the reorganization of the Bank from the mutual form of organization to the mutual holding company form of organization. On March 30, 2007, Delanco Bancorp completed a minority stock offering. Delanco Bancorp sold 735,626 shares of its common stock to the public and issued 899,099 shares of its common stock to Delanco MHC, the mutual holding company for Delanco Federal Savings Bank. Net proceeds from the common stock offering amounted to approximately $6.7 million.

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

Market Area

We are headquartered in Delanco Township, New Jersey. In addition to our main office, we operate a full-service branch office in Cinnaminson, New Jersey. Delanco and Cinnaminson are in western Burlington County, New Jersey, across the Delaware River from northeastern Philadelphia. Historically, substantially all of our loans were made to borrowers who resided within approximately ten miles of our main office. In the past three years we expanded our lending area to all of Pennsylvania and New Jersey, with a focus on Philadelphia and southwestern New Jersey.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. Several large holding companies operate banks in our market area, including Bank of America, Wachovia, Commerce Bank and PNC Bank. These institutions are significantly larger than us and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2007, which is the most recent date for which data is available from the FDIC, we held less than 1% of the deposits in Burlington County, New Jersey.

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

On December 17, 2007, Delanco Federal Savings Bank entered into a Supervisory Agreement with the OTS. The entry into the Supervisory Agreement was based on the Bank’s 2007 report of examination in which the OTS concluded that grounds existed for the initiation of administrative proceedings against the Bank. The Supervisory Agreement imposes certain restrictions on the operations of the Bank, including limiting the Bank’s ability to engage in commercial lending without prior written approval from the OTS and the Bank’s ability to grow its assets. See “Regulation and Supervision-Supervisory Agreement” for a detailed description of the Supervisory Agreement.

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

From time to time, we will purchase participations in loans from the Thrift Institutions Community Investment Corporation of New Jersey to supplement our lending portfolio. Loan participations totaled $1.8 million at March 31, 2008. Loan participations are also subject to the same credit analysis and loan approvals as loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At March 31, 2008, our regulatory limit on loans to one borrower was $1.4 million. At that date, our largest lending relationship was $1.2 million and was secured by residential real estate. This loan was performing in accordance with its original terms at March 31, 2008.

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

At March 31, 2008, our investment portfolio totaled $12.6 million, or 9.6% of total assets, and consisted primarily of mortgage-backed securities and debt securities of government sponsored enterprises.

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

Personnel

As of March 31, 2008, we had 28 full-time equivalent employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The only subsidiary of Delanco Bancorp is Delanco Federal Savings Bank. Delanco Federal Savings Bank does not have any active subsidiaries.

Regulation and Supervision

General

Delanco Federal Savings Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Delanco Federal Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Delanco Federal Savings Bank must file reports with the OTS and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Delanco Federal Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Delanco Bancorp, Delanco MHC and Delanco Federal Savings Bank and their operations. Delanco Bancorp and Delanco MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the OTS.

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

Supervisory Agreement

On December 17, 2007, Delanco Federal Savings Bank entered into a Supervisory Agreement with the OTS. The entry into the Supervisory Agreement was based on the Bank’s 2007 report of examination in which the OTS concluded that grounds existed for the initiation of administrative proceedings against the Bank. Without admitting or denying that such grounds existed, the Bank determined to enter into the Supervisory Agreement to cooperate with the OTS and as evidence of the Bank’s intent to comply with all applicable laws and regulations and engage in safe and sound practices.

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

The Company believes that the Bank has adopted and implemented most of the various plans, policies and procedures required by the Supervisory Agreement and that the Bank will be able to fully adopt and implement the various plans, policies and procedures required by the Supervisory Agreement. However, a failure to comply with the Supervisory Agreement could result in the initiation of a formal enforcement action by the OTS, including the imposition of civil monetary penalties. The Supervisory Agreement is expected to result in additional regulatory compliance expense for the Company.

Regulation of Federal Savings Associations

Capital Requirements.  The OTS’ capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At March 31, 2008, Delanco Federal Savings Bank met each of these capital requirements.

Prompt Corrective Regulatory Action.  The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the OTS within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard. Delanco Federal Savings Bank has not received any notice from the OTS that it has failed to meet any standard prescribed by the guidelines.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like Delanco Federal Savings Bank, it is a subsidiary of a holding company. If Delanco Federal Savings Bank’s capital were ever to fall below its regulatory requirements or the OTS notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. Education loans, credit card loans and small business loans may be considered “qualified thrift investments.” A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 2008, Delanco Federal Savings Bank maintained 66.8% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Delanco Federal Savings Bank’s capital and surplus, or in any case totaling $500,000 or more, must be approved in advance by a majority of the disinterested members of the board of directors. There are further specific restrictions on loans to executive officers.

Insurance of Deposit Accounts.  Deposits of Delanco Federal Savings Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. Recent legislation eliminated the minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The FDIC has the ability to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has adopted assessment rates that took effect at the beginning of 2007 and were continued into 2008. The assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of Delanco Federal Savings Bank. We cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the OTS. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.

Federal Home Loan Bank System. Delanco Federal Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Delanco Federal Savings Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Delanco Federal Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2008 of $139,000.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the OTS to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

Delanco Federal Savings Bank received a “satisfactory” rating as a result of its most recent Community Reinvestment Act assessment.

Holding Company Regulation

General. Delanco Bancorp and Delanco MHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the OTS and are subject to OTS regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the OTS has enforcement authority over Delanco Bancorp and Delanco MHC and their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to Delanco Federal Savings Bank.

Restrictions Applicable to Mutual Holding Companies. According to federal law and OTS regulations, a mutual holding company, such as Delanco MHC, may generally engage in the following activities: (1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (4) investing in the stock of a corporation that is available for purchase by a federal savings association or a state savings association of the state in which the subsidiary savings association has its home office; and (5) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by OTS for multiple savings and loan holding companies. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or its holding company, without prior written approval of the OTS. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution’s failure to so qualify.

Stock Holding Company Subsidiary Regulation. The OTS has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. Delanco Bancorp is the stock holding company subsidiary of Delanco MHC. Delanco Bancorp is permitted to engage in activities that are permitted for Delanco MHC subject to the same restrictions and conditions.

Waivers of Dividends by Delanco MHC. OTS regulations require Delanco MHC to notify the OTS if it proposes to waive receipt of dividends from Delanco Bancorp. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to a waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. We anticipate that Delanco MHC will waive dividends that Delanco Bancorp may pay, if any.

Conversion of Delanco MHC to Stock Form.  OTS regulations permit Delanco MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the Board of Directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction a new holding company would be formed as the successor to Delanco Bancorp, Delanco MHC’s corporate existence would end, and certain depositors of Delanco Federal Savings Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Delanco MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than Delanco MHC own the same percentage of common stock in the new holding company as they owned in Delanco Bancorp immediately before conversion. The total number of shares held by stockholders other than Delanco MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the OTS. Under the Change in Bank Control Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

ITEM 1A.	RISK FACTORS

We had operating losses during the last two fiscal years. Continued losses may have an adverse impact on our stock price.

We reported net losses of $1.1 million and $155,000 for the years ended March 31, 2008 and 2007, respectively. Included in net income for fiscal 2007 was an after-tax gain of $270,000 relating to the sale of Freddie Mac stock. Without this gain, we would have incurred a larger loss for the year ended March 31, 2007. The primary reasons for our losses were that we increased our provision for loan losses, our expenses increased as a result of building and staffing our new Cinnaminson facility and our net interest spread declined as a result of market conditions.

We are a party to a Supervisory Agreement with the Office of Thrift Supervision and our failure to comply with that Agreement may result in further regulatory enforcement actions, including restrictions on our operations.

On December 17, 2007, Delanco Federal Savings Bank entered into a Supervisory Agreement with the OTS. The entry into the Supervisory Agreement was based on the Bank’s 2007 report of examination in which the OTS concluded that grounds existed for the initiation of administrative proceedings against the Bank. Without admitting or denying that such grounds existed, the Bank determined to enter into the Supervisory Agreement to cooperate with the OTS and as evidence of the Bank’s intent to comply with all applicable laws and regulations and engage in safe and sound practices. The Supervisory Agreement imposes certain restrictions on the operations of the Bank, including limiting the Bank’s ability to engage in commercial lending without prior written approval from the OTS and the Bank’s ability to grow its assets. The Supervisory Agreement will remain in effect until terminated, modified, or suspended in writing by the OTS.

The Company believes that the Bank has adopted and implemented most of the various plans, policies and procedures required by the Supervisory Agreement and that the Bank will be able to fully adopt and implement the various plans, policies and procedures required by the Supervisory Agreement. However, a failure to comply with the Supervisory Agreement could result in the initiation of a formal enforcement action by the OTS, including the imposition of civil monetary penalties. The Supervisory Agreement is expected to result in additional regulatory compliance expense for the Company. A detailed description of the Supervisory Agreement can found at “Regulation and Supervision—Supervisory Agreement.”

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

At March 31, 2008, $32.2 million, or 32.5% of our loan portfolio consisted of commercial and multi-family real estate loans and commercial business loans, compared to $9.8 million at March 31, 2006. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, our regulatory loans-to-one borrower limit has increased as a result of the additional capital received in our recently completed public offering. Our ability to make larger loans may expose us to greater risk of loss. See “Regulation and Supervision—Supervisory Agreement” for further information on certain restrictions regarding our ability to engage in commercial lending.

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

Changes in interest rates may hurt our earnings and asset value.

Our net interest income is the interest we earn on loans and investment less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk Management.”

Changes in economic conditions could cause an increase in delinquencies and non-performing assets, including loan charge-offs, which could hurt our income and growth.

Our loan portfolio includes primarily real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values or increases in interest rates. These factors could depress our earnings and consequently our financial condition because customers may not want or need our products and services; borrowers may not be able to repay their loans; the value of the collateral securing our loans to borrowers may decline; and the quality of our loan portfolio may decline. Any of the latter three scenarios could cause an increase in delinquencies and non-performing assets or require us to “charge-off” a percentage of our loans and/or increase our provisions for loan losses, which would reduce our earnings. We have recently experienced an increase in non-performing and classified assets. During the fourth quarter, the Bank charged off $524,000 of loans against its loan loss reserve. An additional amount of $466,000 has been specifically allocated to a total of seven loans that have been determined to be impaired. An amount of $872,000 has been added to the reserve due to identified weaknesses in the original credit underwriting within the commercial loan portfolio, documentary issues and decreasing property values in the local market. At March 31, 2008, the allowance for loan losses was 76.8% of non-performing loans and 1.4% of total loans. For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

Our allowance for loan losses may be inadequate, which could hurt our earnings.

When borrowers default and do not repay the loans that we make to them, we may lose money. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. If our estimates and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient, and additional loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material.

In addition, bank regulators may require us to make a provision for loan losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our loan loss allowance. Any increase in our allowance for loan losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations. Please see “Allowance for Loan Losses” under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the procedures we follow in establishing our loan loss allowance.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition in making loans, attracting deposits and hiring and retaining experienced employees. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which reduces our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. At June 30, 2007, which is the most recent date for which data is available from the FDIC, we held less than 1% of the deposits in Burlington County, New Jersey. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the OTS, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. Delanco MHC, Delanco Bancorp and Delanco Federal Savings Bank are all subject to regulation and supervision by the OTS. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Delanco Federal Savings Bank rather than for holders of Delanco Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

We will need to implement additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements, which will increase our operating expenses.

As a public reporting company, the federal securities laws and the regulations of the Securities and Exchange Commission require that we file annual, quarterly and current reports and that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We expect that the obligations of being a public company, including substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. Compliance with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission require us to certify the adequacy of our internal controls and procedures, which will require us to upgrade our accounting systems. These reporting and compliance obligations will increase our operating expenses and could divert our management’s attention from our operations.

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

OTS policy on remutualization transactions could prevent acquisition of Delanco Bancorp, which may adversely affect our stock price.

Current OTS regulations permit a mutual holding company to be acquired by a mutual institution in what is commonly called a “remutualization” transaction. In the past, remutualization transactions resulted in minority stockholders receiving a significant premium for their shares. However, in 2003 the OTS issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the OTS intends to give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the OTS’ concerns are not warranted in the particular case. Should the OTS prohibit or further restrict these transactions in the future, our per share stock price may be adversely affected.

OTS regulations and anti-takeover provisions in our charter restrict the accumulation of our common stock, which may adversely affect our stock price.

OTS regulations provide that for a period of three years following the date of the completion of the stock offering, no person, acting alone, together with associates or in a group of persons acting in concert, may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of our common stock without the prior written approval of the OTS. In addition, Delanco Bancorp’s charter provides that, for a period of five years from the date of the stock offering, no person, other than Delanco MHC may acquire directly or indirectly the beneficial ownership of more than 10% of any class of any equity security of Delanco Bancorp. In the event a person acquires shares in violation of this charter provision, all shares beneficially owned by such person in excess of 10% will be considered “excess shares” and will not be counted as shares entitled to vote or counted as voting shares in connection with any matters submitted to the stockholders for a vote. These restrictions make it more difficult and less attractive for stockholders to acquire a significant amount of our common stock, which may adversely affect our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through our main office in Delanco, New Jersey and our branch office in Cinnaminson, New Jersey, both of which we own. The net book value of our land, buildings, furniture, fixtures and equipment was $8.1 million as of March 31, 2008.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Delanco Bancorp is quoted on the OTC Bulletin Board under the symbol “DLNO.OB.” The Company completed its initial public offering on March 30, 2007 and commenced trading on April 2, 2007. The following table sets forth the high and low sales prices of the common stock, as reported by the OTC Bulletin Board, during each quarter of fiscal 2008. As of June 15, 2008 there were approximately 437 holders of record of the Company’s common stock.

	High	Low

2007:

First Quarter	$10.25	$8.50
Second Quarter	9.40	8.41
Third Quarter	9.00	6.40
Fourth Quarter	7.50	6.15

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

As of March 31, 2008, Delanco Bancorp satisfied all prescribed capital requirements. Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations. To date, we have not declared any cash dividends.

Since completion of the offering on March 30, 2007, we have not repurchased any of our common stock and have no publicly announced repurchase plans or programs.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended March 31,
(Dollars in thousands)	2008	2007	2006

Financial Condition Data:
Total assets	$131,530	$111,061	$75,481
Investment securities	12,565	16,075	20,842
Loans receivable, net	96,346	76,498	41,369
Deposits	117,640	95,989	66,532
Borrowings	─	─	—
Total stockholders’ equity	$12,757	$13,822	$8,222

Operating Data:
Interest income	$7,340	$4,766	$3,389
Interest expense	4,053	2,534	1,323
Net interest income	3,287	2,232	2,066
Provision for loan losses	1,450	255	10
Net interest income after provision for loan losses	1,837	1,976	2,056
Noninterest income	229	622	473
Noninterest expenses	3,485	2,862	2,138
Income before taxes	(1,419)	(264)	391
Income tax expense	(352)	(109)	75
Net income	$(1,067)	$(155)	$316

	Years Ended March 31,
	2008	2007	2006
Performance Ratios:
Return on average assets	(0.85)%	(0.17)%	0.44%
Return on average equity	(7.93)	(1.83)	4.03
Interest rate spread (1)	2.53	2.64	2.98
Net interest margin (2)	2.84	2.76	3.14
Noninterest expense to average assets	2.78	3.16	2.97
Efficiency ratio (3)	99.12	100.32	84.25
Average interest-earning assets to average interest-bearing liabilities	108.88	104.00	108.43
Average equity to average assets	10.73	9.40	10.90

Capital Ratios (4):
Tangible capital	7.29	9.66	10.41
Core capital	7.29	9.66	10.41
Total risk-based capital	9.46	13.62	18.27

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.37	0.63	0.57
Allowance for loan losses as a percent of nonperforming loans	76.83	87.23	53.98
Net charge-offs (recoveries) to average outstanding loans during the period	0.64	─	—
Non-performing loans as a percent of total loans	1.78	0.72	1.05

____________________________________
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Capital ratios are for Delanco Federal Savings Bank.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Our largest noninterest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. Our salaries and employee benefits expense has increased in recent periods as a result of the addition of staff for our new branch. We have incurred additional noninterest expenses as a result of operating as a public company. These additional expenses consist primarily of legal and accounting fees, expenses of stockholder communications and meetings and expenses related to the addition of personnel in our accounting department. In the future, we may recognize additional annual employee compensation expenses stemming from the adoption of new equity benefit plans. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

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

Allowance for Loan Losses.  We consider the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 1 of the notes to the financial statements included in this report.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. A reduction in estimated future taxable income requires us to record a valuation allowance against our deferred tax assets. A valuation allowance totaling $300,000 was established in fiscal 2008, resulting in an additional income tax of $120,000 in the period.

Balance Sheet Analysis

Overview.  Total assets at March 31, 2008 were $131.5 million, an increase of $20.4 million, or 18.4%, from total assets of $111.1 million at March 31, 2007. Asset growth primarily reflected growth of the loan portfolio, which was funded by increased deposits and the proceeds of our stock offering.

Loans. At March 31, 2008, total loans, net, were $96.3 million, or 73.2% of total assets. During the year ended March 31, 2008, the loan portfolio grew $19.8 million, or 25.9%, with the commercial and multi-family real estate loan portfolio accounting for $11.3 million of the increase. The remainder of the increase was primarily in residential real estate and consumer loans. Commercial loans declined and commercial and multi-family loans increased due to reclassification of $3.3 million in commercial loans to commercial loans secured by real estate.

Table 1: Loan Portfolio Analysis

	2008		2007		2006
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Real estate loans:
Residential	$37,183	37.6%	$24,112	30.9%	$17,116	41.0%
Commercial and multi-family	23,974	24.2	12,681	16.3	5,669	13.5
Construction	3,121	3.2	2,061	2.6	205	0.5
Total real estate loans	64,278	65.0	38,854	49.8	22,990	55.0
Commercial loans	8,214	8.3	15,124	19.4	4,162	10.0
Consumer loans	26,377	26.7	24,066	30.8	14,621	35.0
Total loans	98,869	100.0%	78,044	100.0%	41,773	100.0%
Loans in process	(1,032)		(916)		(135)
Net deferred loan fees	(138)		(138)		(32)
Allowance for losses	(1,353)		(492)		(237)
Loans, net	$96,346		$76,498		$41,369

The following table sets forth certain information at March 31, 2008 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude applicable loans in process, unearned interest in consumer loans and net deferred loan costs. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate. When market interest rates rise, as has occurred in recent periods, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Table 2: Contractual Maturities and Interest Rate Sensitivity

March 31, 2008 (Dollars in thousands)	Real Estate Loans	Commercial Loans		Consumer Loans	Total Loans

Amounts due in:
One year or less	$9,782		$1,709	$2,360	$13,851
More than one to five years	24,154		5,885	16,640	46,679
More than five years	30,342		620	7,377	38,339
Total	$64,278		$8,214	$26,377	$98,869

Interest rate terms on amounts due after one year:
Fixed-rate loans	$52,896	$	─	$20,359	$73,255
Adjustable-rate loans	1,600		6,505	3,658	11,763
Total	$54,496		$6,505	$24,017	$85,018

Securities. The investment securities portfolio was $12.6 million, or 9.6% of total assets, at March 31, 2008. At that date, 70.0% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. In recent periods we have focused on growing our loan portfolio.

Table 3: Investment Securities
	2008		2007		2006
March 31, (Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
Mutual funds	$234	$278	$212	$253	$196	$240
Equity securities	—	—	—	—	7	434
Total available for sale	234	278	212	253	203	674

Securities held to maturity:
Government sponsored enterprise securities	3,500	3,513	4,000	3,942	5,500	5,352
Mortgage-backed securities	8,787	9,015	11,822	11,810	14,668	14,442
Total held to maturity	12,287	12,528	15,822	15,752	20,168	19,794
Total	$12,521	$12,806	$16,034	$16,005	$20,371	$20,468

The following table sets forth the stated maturities and weighted average yields of our mortgage-backed securities at March 31, 2008. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Approximately $2.0 million of the mortgage-backed securities listed have adjustable interest rates.

Table 4: Investment Maturities Schedule

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
March 31, 2008 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Securities available-for-sale:
Mutual funds	─	─	─	─	─	─	─	─	$278	─
Equity securities	─	─	─	─	─	─	─	─	─	─
Total available for sale	─	─	─	─	─	─	─	─	278	─

Securities held to maturity:
Government sponsored enterprise securities	$1,000	3.15%	$2,000	5.01%	$500	5.10%	─	─	3,500	4.49%
Mortgage-backed securities	80	5.02	5,602	5.24	944	4.43	$2,161	4.34%	8,787	4.93
Total held to maturity	1,080	3.29	7,602	5.18	1,444	4.66	2,161	4.34	12,287	4.81
Total	$1,080	3.29%	$7,602	5.18%	$1,444	4.66%	$2,161	4.34%	$12,565	4.81%

Deposits. Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits. We consider demand deposits and money market and passbook accounts to be core deposits. At March 31, 2008, core deposits were 40.9% of total deposits. Deposits increased $21.7 million, or 22.6%, during the year ended March 31, 2008, as core deposits grew $3.6 million and time deposits grew $18.0 million.

Table 5: Deposits

	2008		2007		2006
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$4,860	4.1%	$3,372	3.5%	$2,450	3.7%
Interest-bearing demand deposits	7,839	6.7	7,930	8.3	7,387	11.1
Savings and money market accounts	35,369	30.1	33,163	34.5	25,186	37.9
Certificates of deposit	69,572	59.1	51,524	53.7	31,509	47.3
Total	$117,640	100.0%	$95,989	100.0%	$66,532	100.0%

Table 6: Time Deposit Maturities of $100,000 or more

March 31, 2008 (Dollars in thousands)	Certificates of Deposit

Maturity Period
Three months or less	$	─
Over three through six months		672
Over six through twelve months		861
Over twelve months		520
Total		$2,053

Borrowings. During the year ended March 31, 2007 we began to use short-term FHLB advances as an additional source of liquidity. At March 31, 2008, we had no short-term advances outstanding.

Table 7: Borrowings

March 31, (Dollars in thousands)	2008	2007	2006

Maximum amount outstanding at any month end during the period:
FHLB advances	$750	$2,800	—
Average amount outstanding during the period (1):
FHLB advances	$104	$658	—
Weighted average interest rate during the period (1):
FHLB advances	5.19%	5.62%	—
Balance outstanding at end of period:
FHLB advances	─	—	—
Weighted average interest rate at end of period:
FHLB advances	─	—	—

(1)	Averages are based on month-end balances. Due to the infrequent use of borrowed funds in fiscal 2006, there were frequently no month-end balances.

Results of Operations for the Years Ended March 31, 2008 and 2007

Financial Highlights. Net income decreased $912,000 to a loss of $1.1 million for the year ended March 31, 2008, from a loss of $155,000 for the year ended March 31, 2007. A $1.4 million provision for loan losses during the fourth quarter of fiscal 2008 was the primary reason for the decrease in net income. Higher net interest income was primarily offset by lower noninterest income and higher noninterest expense.

Table 8: Summary Income Statements

Year Ended March 31, (Dollars in thousands)	2008	2007	2008 v. 2007	% Change

Net interest income	$3,287	$2,232	$1,055	47.3%
Provision for loan losses	1,450	255	1,195	468.6
Noninterest income	229	622	(393)	(63.2)
Noninterest expenses	3,485	2,862	623	21.8
Net income	(1,067)	(155)	(912)	(588.4)

Return on average equity	(7.93)%	(1.83)%
Return on average assets	(0.85)%	(0.17)%

Net Interest Income. Net interest income increased $1.1 million to $3.3 million for the year ended March 31, 2008 from $2.2 million for the year ended March 31, 2007 driven by growth in average earning assets. The 8 basis point increase in the net interest margin to 2.84% reflected the increase in the ratio of average interest-earning assets to average interest-bearing liabilities.

Average loans in the year ended March 31, 2008 increased $34.2 million, or 58.5%, compared with the same period in 2007, driven by growth in residential and commercial mortgages and home equity loans. Average investment securities in year ended March 31, 2008 decreased $4.3 million, or 23.1%, compared to the same period in 2007. The reduction in the investment portfolio reflected maturities and prepayments, which were utilized to fund loan growth. The shift in the mix of interest-earning assets, combined with higher market rates, increased the average yield on earning assets to 6.34% for the year ended March 31, 2008, compared with 5.90% for the prior year.

Average interest-bearing deposits in the year ended March 31, 2008 increased $29.3 million, or 38.04%, compared with the same period in 2007 due to increases in savings accounts and time deposits, partially offset by lower demand deposit balances. Average savings and money market balances increased over the prior year as higher rates for these accounts made them more attractive and we promoted a tiered money market account. Average time deposits increased as we promoted select deposit maturities. Increases in market interest rates, combined with a shift from demand deposits to money market accounts, increased the average cost of deposits to 3.81%, compared with 3.26% for the prior year.

Table 9: Analysis of Net Interest Income

Year Ended March 31, (Dollars in thousands)	2008	2007	2008 v. 2007		% Change

Components of net interest income
Loans	$6,298	$3,721	$2,577		69.3%
Investment securities	1,042	1,045	(3)		(0.3)
Total interest income	7,340	4,766	2,574		54.0
Deposits	4,048	2,497	1,551		62.1
Borrowings	5	37	(32)		(86.5)
Total interest expense	4,053	2,534	1,519		59.9
Net interest income	3,287	2,232	1,055		47.3
Average yields and rates paid
Interest-earning assets	6.34%	5.90%	44	bp
Interest-bearing liabilities	3.81	3.26	55
Interest rate spread	2.53	2.64	(11)
Net interest margin	2.84	2.76	8
Average balances
Loans	$92,667	$58,474	$34,193		58.5
Investment securities	14,295	18,583	(4,288)		(23.1)
Earning assets	115,794	80,728	35,066		43.4
Interest-bearing deposits	106,244	76,964	29,280		38.0

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. Provisions for loan losses were $1.5 million in the year ended March 31, 2008 compared to $255,000 in the year ended March 31, 2007. The increase in the provision for loan losses was primarily attributable to the determination during the fourth quarter to specifically allocate $466,000 to a total of seven loans that have been determined to be impaired. An additional amount of $872,000 has been added to the reserve due to identified weaknesses in the original credit underwriting within the commercial loan portfolio, documentary issues and decreasing property values in the local market. We had $593,000 in charge-offs in the year ended March 31, 2008, compared to no charge-offs in the year ended March 31, 2007.

The allowance for loan losses was $1.4 million, or 1.37% of total loans outstanding as of March 31, 2008 as compared with $492,000, or 0.63% as of March 31, 2007. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. Noninterest income decreased in the year ended March 31, 2008 compared to the prior year primarily as a result of the change in the net gain on sale of securities. In the year ended March 31, 2007, we sold shares of Freddie Mac for a gain of $451,000.

Table 10: Noninterest Income Summary

Year Ended March 31, (Dollars in thousands)	2008		2007	$ Change	% Change

Gain on sale of securities	$	─	$451	$(451)	(100.0)%
Net gain on sale of non-marketable securities		─	19	(19)	(100.0)
Service charges		134	85	49	57.6
Rental income		22	12	10	83.3
Income from bank owned life insurance		─	10	(10)	(100.0)
Other		73	45	28	62.2
Total		$229	$622	$(393)	63.2%

Noninterest Expenses. Noninterest expenses rose in the year ended March 31, 2008 over the prior year due primarily to our expansion efforts. Salaries and benefits increased primarily as a result of hiring additional staff for our Cinnaminson branch. Occupancy expenses and office supplies, telephone and postage expenses rose over the prior year as a result of the expansion of our main office and the addition of the Cinnaminson branch.

Table 11: Noninterest Expense Summary

Year Ended March 31, (Dollars in thousands)	2008	2007	$ Change	% Change

Salaries and employee benefits	$1,810	$1,603	$207	12.9%
Advertising	61	50	11	22.0
Office supplies, telephone and postage	129	114	15	13.2
Net occupancy expense	686	437	249	57.0
Federal insurance premiums	29	8	21	262.5
Data processing expenses	126	135	(9)	(6.7)
MAC expenses	61	53	8	15.1
Bank charges and fees	55	54	1	1.9
Insurance and surety bond premiums	57	45	12	26.7
Dues and subscriptions	79	37	42	113.5
Professional fees	134	92	42	45.7
On-line banking expenses	91	58	33	56.9
Other	167	176	(9)	(5.1)
Total	$3,485	$2,862	$623	21.8%

Income Tax Credit. The credit for income taxes was $353,000 for 2008, compared to a credit of $109,000 for 2007.

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

Table 12: Average Balance Tables

	2008			2007
Year Ended March 31, (Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$92,667	$6,298	6.80%	$58,474	$3,721	6.36%
Investment securities	14,295	765	5.35	18,583	877	4.72
Other interest-earning assets	8,832	277	3.14	3,671	168	4.58
Total interest-earning assets	115,794	7,340	6.34	80,728	4,766	5.90

Noninterest-earning assets	9,532			9,752
Total assets	$125,326			$90,480

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$7,926	50	0.63	$6,844	42	0.61
Savings and money market accounts	35,801	978	2.73	29,795	732	2.46
Certificates of deposit	62,517	3,020	4.83	40,325	1,723	4.27
Total interest-bearing deposits	106,244	4,048	3.81	76,964	2,497	3.24

FHLB advances	104	5	4.81	658	37	5.62
Total interest-bearing liabilities	106,348	4,053	3.81	77,622	2,534	3.26

Noninterest-bearing demand deposits	4,370			3,141
Other noninterest-bearing liabilities	1,390			1,243
Total liabilities	112,108			82,006

Retained earnings	13,218			8,474
Total liabilities and retained earnings	$125,326			$90,480

Net interest income		$3,287			$2,232
Interest rate spread			2.53			2.64
Net interest margin			2.84			2.76
Average interest-earning assets to average interest-bearing liabilities	108.88%			104.00%

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

Table 13: Net Interest Income – Changes Due to Rate and Volume

2008 Compared to 2007 (Dollars in thousands)	Volume	Rate	Net

Interest income:
Loans receivable	$2,175	$402	$2,577
Investment securities	(202)	90	(112)
Other interest-earning assets	236	(127)	109
Total	2,209	365	2,574
Interest expense:
Deposits	949	602	1,551
FHLB advances	(31)	(1)	(32)
Total	918	601	1,519
Increase (decrease) in net interest income	$1,291	$(236)	$1,055

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

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. See “Regulation and Supervision—Supervisory Agreement” for further information on certain regulatory directives applicable to our credit functions.

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

Table 14: Nonperforming Assets

March 31, (Dollars in thousands)	2008		2007		2006

Nonaccrual loans:
Residential real estate	$	─	$	─	$	─
Commercial and multi-family real estate		─		─		─
Construction		─		─		─
Commercial		─		─		─
Consumer		─		─		─
Total		─		─		─

Accruing loans past due 90 days or more:
Residential real estate		78		326		439
Commercial and multi-family real estate		1,630		238		─
Construction		─		─		─
Commercial		─		─		─
Consumer		53		─		─
Total		1,761		564		439
Total of nonaccrual and 90 days or more past due loans		1,761		564		439

Real estate owned		─		─		─
Other nonperforming assets		─		─		─
Total nonperforming assets		1,761		564		439
Troubled debt restructurings		─		─		─
Troubled debt restructurings and total nonperforming assets		$1,761		$564		$439

Total nonperforming loans to total loans		1.78%		0.72%		1.05%
Total nonperforming loans to total assets		1.34		0.51		0.58
Total nonperforming assets and troubled debt restructurings to total assets		1.34		0.51		0.58

Interest income that would have been recorded for the year ended March 31, 2008, had nonaccruing loans been current according to their original terms amounted to $0. No interest related to nonaccrual loans was included in interest income for the year ended March 31, 2008.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the OTS has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

Table 15: Classified Assets

March 31, (Dollars in thousands)	2008	2007	2006

Special mention assets	$2,372	$2,287	$656
Substandard assets	4,348	3,201	395
Doubtful assets	243	300	—
Loss assets	—	—	—
Total classified assets	$6,963	$5,788	$1,051

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

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio; and (3) an unallocated component. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.

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

The OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OTS may require us to make additional provisions for loan losses based on judgments different from ours. As a result of a recent examination, we classified several commercial loans due to documentation deficiencies.

At March 31, 2008, our allowance for loan losses represented 1.37% of total gross loans. The allowance for loan losses increased by 175% from March 31, 2007 to March 31, 2008, following the provision for loan losses of $1.5 million. The increase in the allowance was primarily attributable to the determination during the fourth quarter to specifically allocate $466,000 to a total of seven loans that have been determined to be impaired. An additional amount of $872,000 has been added to the reserve due to identified weaknesses in the original credit underwriting within the commercial loan portfolio, documentary issues and decreasing property values in the local market. A 26.7% increase in the loan portfolio, a $593,000 increase in charge-offs from the year ended March 31, 2007 and deteriorating national and local economic trends and conditions also contributed to the increased allowance.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Table 16: Allocation of Allowance of Loan Losses

	2008		2007		2006
March 31, (Dollars in thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans

Residential real estate	$25	37.6%	$65	30.9%	$75	41.0%
Commercial and multi-family real estate	1,130	24.2	200	16.3	20	13.5
Construction	—	3.2	—	2.6	—	0.5
Commercial	13	8.3	132	19.4	15	10.0
Consumer	185	26.7	78	30.8	46	35.0
Unallocated	—	—	17	—	81	—
Total allowance for loan losses	$1,353	100.0%	$492	100.0%	$237	100.0%

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

Table 17: Analysis of Loan Loss Experience

Year Ended March 31, (Dollars in thousands)	2008	2007	2006

Allowance at beginning of period	$492	$237	$227

Provision for loan losses	1,450	255	10
Charge offs:
Residential real estate loans	─	—	—
Commercial and multi-family real estate loans	357	—	—
Construction loans	─	—	—
Commercial loans	105	—	—
Consumer loans	131	—	—
Total charge-offs	593	—	—

Recoveries	4	—	—
Net charge-offs	589	—	—

Allowance at end of period	$1,353	$492	$237

Allowance to nonperforming loans	76.83%	87.23%	53.98%
Allowance to total loans outstanding at the end of the period	1.37	0.63	0.57
Net charge-offs (recoveries) to average loans outstanding during the period	0.64	—	—

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

We use an interest rate sensitivity analysis prepared by the OTS to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the OTS, presents the change in our net portfolio value at March 31, 2008 that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that we might take to counteract that change.

Table 18: NPV Analysis

Basis Point (“bp”)	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300	$9,151	$(3,927)	(30)%	6.97%	(258	)bp
200	10,682	(2,396)	(18)	8.01	(154)
100	12,100	(978)	(7)	8.94	(61)
50	12,650	(429)	(3)	9.28	(26)
0	13,078			9.55
(50)	13,404	326	2	9.74	19
(100)	13,670	592	5	9.89	35

The OTS uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $12.7 million. In addition, at March 31, 2008, we had arrangements to borrow up to $5.0 million from the Federal Home Loan Bank of New York. On March 31, 2008, we had no borrowings outstanding.

At March 31, 2008, substantially all of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At March 31, 2008, we had no loan commitments outstanding. In addition, we had $7.8 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2008 totaled $54.4 million, or 78.1% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2009. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the OTS, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and note 17 of the notes to the financial statements.

The capital from our stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. From time to time, we may consider capital management tools such as cash dividends and common share repurchases.

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

For the year ended March 31, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

(b)	Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is incorporated herein by reference to the section captioned “Management’s Report on Internal Control Over Financial Reporting” immediately preceding the Company’s Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Proposal 1 – Election of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers and Key Employees

The executive officers of Delanco MHC and Delanco Bancorp are elected annually by the board of directors and serve at the board’s discretion. Ages presented are as of March 31, 2008. The executive officers of Delanco MHC and Delanco Bancorp are:

Name	Position
Douglas R. Allen, Jr.	President, Chief Executive Officer and Chief Financial Officer
James E. Igo	Executive Vice President and Chief Operating Officer

The officers of Delanco Federal Savings Bank are elected annually by the board of directors and serve at the board’s discretion. The executive officers and key employees of Delanco Federal Savings Bank are:

Name	Position
Douglas R. Allen, Jr.	President, Chief Executive Officer and Chief Financial Officer
James E. Igo	Executive Vice President and Chief Operating Officer
Robert A. Miller	Vice President – Deposit Operations
Thomas D. Schlett	Vice President – Business Development, Branch Manager

Below is information regarding our officers who are not also directors. Each officer has held his or her current position for at least the last five years, unless otherwise stated.

Douglas R. Allen, Jr. has been President, Chief Executive Officer and Chief Financial Officer of Delanco MHC, Delanco Bancorp and Delanco Federal Savings Bank since January 1, 2008. Mr. Allen served as Senior Vice President and Chief Financial Officer of Delanco Federal Savings Bank since 1990 and of Delanco MHC and Delanco Bancorp since their formation. Mr. Allen joined Delanco Federal Savings Bank in 1976. Age 60.

James E. Igo has served as Executive Vice President and Chief Operating Officer of Delanco Bancorp and Delanco Federal Savings Bank since April, 2008. Mr. Igo previously served as senior vice president and senior loan officer of Farmers & Mechanics Bank (“FMB ”) from 1992 until FMB’s acquisition by Beneficial Bank in July 2007. Mr. Igo served as senior vice president of Beneficial Bank until April, 2008. Age 51.

Robert A. Miller has been Vice President – Deposit Operations of Delanco Federal Savings Bank since 1999. Prior to joining Delanco Federal Savings Bank, Mr. Miller held a variety of positions at Mt. Holly State Bank and Interboro Savings Bank. Age 55.

Thomas D. Schlett has been Vice President – Business Development, Branch Manager of Delanco Federal Savings Bank since February 2006. Prior to joining Delanco Federal Savings Bank, Mr. Schlett served as Vice President, Senior Financial Specialist with Wachovia Bank and Wachovia Securities. Mr. Schlett was employed by Wachovia Bank from 1978 until February 2006. Age 56.

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance—Committees of the Board of Directors—Audit Committee” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding executive compensation the section entitled“Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement for the 2008 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement for the 2008 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation

We did not have any equity compensation plans at March 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related party transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Items to be Voted on by Stockholders—Item 2— Ratification of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “Items to be Voted on by Stockholders—Item 2—Ratification of Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Audit Committee and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

3)	Exhibits

3.1	Charter of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 (File No. 333-139339))
3.2	Bylaws of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 (File No. 333-139339))
4.0	Stock Certificate of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 (File No. 333-139339))
10.1
Supervisory Agreement, dated December 17, 2007, by and between Delanco Federal Savings Bank and the Office of Thrift Supervision (Incorporated by reference from Exhibit 99.1 of the Form 8-K filed with the  Securities and Exchange Commission on December 20, 2007.)

10.2
Employment Agreement between Delanco Bancorp, Inc. and Douglas R. Allen, Jr.* (Incorporated by reference from Exhibit 10.3 of the Form 10-KSB filed with the Securities and Exchange Commission on July 13, 2007)

10.3
Employment Agreement between Delanco Federal Savings Bank and Douglas R. Allen, Jr.* (Incorporated by reference from Exhibit 10.4 of the Form 10-KSB filed with the Securities and Exchange Commission on July 13, 2007)

10.4
First Amendment to Company Employment Agreement between Delanco Bancorp, Inc. and Douglas R. Allen, Jr. (Incorporated by reference from Exhibit 10.1 of the Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007)

10.5
First Amendment to Bank Employment Agreement between Delanco Federal Savings Bank and Douglas R.  Allen, Jr. (Incorporated by reference from Exhibit 10.2 of the Form 10-QSB filed with the Securities and  Exchange Commission on November 14, 2007)

10.6	Delanco Federal Savings Bank Employee Severance Compensation Plan* (Incorporated by reference from Exhibit 10.5 of the Form 10-KSB filed with the Securities and Exchange Commission on July 13, 2007)
10.7	Delanco Federal Savings Bank Directors Retirement Plan* (Incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 (File No. 333-139339))
10.8	Non-Qualified Retirement Program Selective Incentive Plan for John W. Seiber* (Incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 (File No. 333-139339))

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.0	Section 1350 Certification

*	Management contract or compensatory plan contract or arrangement filed pursuant to Item 601(b)(10)(ii)(A) of Regulation S-B.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELANCO BANCORP, INC.

Date: June 16, 2008	By:	/s/ Douglas R. Allen, Jr.
Douglas R. Allen, Jr.
President, Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Douglas R. Allen, Jr.	President, Chief Executive Officer and	June 16, 2008
Douglas R. Allen, Jr.	Chief Financial Officer (principal
accounting and financial officer)

/s/ Thomas J. Coleman, III	Director	June 16, 2008
Thomas J. Coleman, III

/s/ Robert H. Jenkins, Jr.	Director	June 16, 2008
Robert H. Jenkins, Jr.

/s/ William C. Jenkins	Director	June 16, 2008
William C. Jenkins

/s/ John A. Latimer	Director	June 16, 2008
John A. Latimer

/s/ Donald R. Neff	Director	June 16, 2008
Donald R. Neff

/s/ Robert M. Notigan	Director	June 16, 2008
Robert M. Notigan

/s/ John W. Seiber	Director	June 16, 2008
John W. Seiber

/s/ James W. Verner	Director	June 16, 2008
James W. Verner

/s/ Renee C. Vidal	Director	June 16, 2008
Renee C. Vidal

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and of the preparation of our consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2008, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2008, the Company’s internal control over financial reporting was effective based on the criteria.

This annual report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Delanco Bancorp, Inc.
615 Burlington Avenue
Delanco, New Jersey 08075

We have audited the accompanying consolidated statements of financial condition of Delanco Bancorp, Inc. and subsidiary (the Company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delanco Bancorp, Inc. and subsidiary as of March 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, on December 31, 2006, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 158.

/s/ Connolly, Grady & Cha, P.C.
Certified Public Accountants
Philadelphia, Pennsylvania

May 19, 2008

DELANCO BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

	March 31,
	2008	2007

Cash and cash equivalents

Cash and due from banks	$357,136	$271,007
Interest-bearing deposits	12,321,997	8,405,373

Total cash and cash equivalents	12,679,133	8,676,380

Investment securities

Securities held-to-maturity (fair value of $12,527,691 and $15,752,386 at March 31, 2008 and 2007, respectively)	12,287,265	15,822,529
Securities available-for-sale (amortized cost of $234,106 and $211,589 at March 31, 2008 and 2007, respectively)	277,876	252,647

Total investment securities	12,565,141	16,075,176

Loans, net of allowance for loan losses of $1,353,467 and $492,448 at March 31, 2008 and 2007, respectively	96,345,527	76,497,739

Accrued interest receivable	599,514	425,872

Premises and equipment, net	8,129,682	8,422,457

Federal Home Loan Bank stock, at cost	139,100	102,700

Deferred income taxes	395,000	240,100

Bank owned life insurance	124,412	124,412

Pre-paid income taxes	297,679	231,230

Other assets	254,568	265,204

TOTAL ASSETS	$131,529,756	$111,061,270

(Continued)

DELANCO BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,
	2008	2007

LIABILITIES

Deposits

Non-interest bearing deposits	$4,860,365	$3,372,058
Interest-bearing deposits	112,779,708	92,617,217

Total deposits	117,640,073	95,989,275

Accrued interest payable	299,418	349,178

Advance payments by borrowers for taxes and insurance	290,864	260,262

Other liabilities	542,178	640,206

Total liabilities	118,772,533	97,238,921

COMMITMENTS AND CONTINGENCIES (NOTE 18)

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value, 3,000,000 shares authorized; None issued

Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding as of March 31, 2008 and 2007	$16,347	$16,347

Additional paid-in capital	6,688,921	6,688,921

Retained earnings, substantially restricted	6,730,799	7,797,552

Unearned common stock held by employee stock ownership plan	(640,810)	(640,810)

Accumulated other comprehensive (loss)	(38,034)	(39,661)

Total stockholders’ equity	12,757,223	13,822,349

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,529,756	$111,061,270

See accompanying notes to consolidated financial statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007

INTEREST INCOME
Loans	$6,297,509	$3,721,284
Investment securities	1,042,092	1,044,559
Total interest income	7,339,601	4,765,843

INTEREST EXPENSE
Interest-bearing checking accounts	49,506	41,934
Passbook and money market accounts	978,378	732,626
Certificates of deposits	3,020,015	1,722,819
Advances from Federal Home Loan Bank	4,946	36,965
Total interest expense	4,052,845	2,534,344
Net interest income	3,286,756	2,231,499

Provision for loan losses	1,450,000	255,000
Net interest income after provision for loan losses	1,836,756	1,976,499

NON-INTEREST INCOME
Net gain on sale of non-marketable securities		18,492
Net gain on sale of securities available-for-sale		450,737
Service charges	134,329	85,262
Income from bank owned life insurance		10,422
Rental income	21,669	11,622
Other	72,804	45,221
Total non-interest income	228,802	621,756

NON-INTEREST EXPENSE
Salaries and employee benefits	1,809,625	1,602,621
Advertising	61,002	49,750
Office supplies, telephone and postage	129,270	114,106
Occupancy expense	685,548	436,829
Federal insurance premiums	29,262	8,445
Data processing expenses	126,289	135,479
ATM expenses	61,443	53,346
Bank charges and fees	54,649	53,549
Insurance and surety bond premium	57,429	45,199
Dues and subscriptions	78,539	37,139
Professional fees	133,994	92,176
On-line banking expense	90,822	58,123
Other	167,033	175,688
Total non-interest expense	3,484,905	2,862,450

LOSS BEFORE INCOME TAX BENEFIT	(1,419,347)	(264,195)
Federal income tax benefit	(320,185)	(89,962)
State income tax benefit	(32,409)	(19,022)
Total income tax benefit	(352,594)	(108,984)

NET LOSS	$(1,066,753)	$(155,211)
(Loss) per share
Basic	$(.65)
Diluted	$(.65)
Weighted average shares outstanding
Basic	1,634,725
Diluted	1,634,725

See accompanying notes to consolidated financial statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED MARCH 31, 2008 AND 2007

						Accumulated
			Additional		Common	Other	Total
	Common Stock		Paid-in	Retained	Stock Held	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	By ESOP	Income (Loss)	Equity	(Loss)

BALANCES, MARCH 31, 2006	100	$1		$7,952,763	$	$268,923	$8,221,687	$
Net loss				(155,211)			(155,211)	(155,211)
Net change in unrealized gain on on securities available- for-sale, net of deferred taxes of $4,487						6,730	6,730	6,730
Reclassification adjustment, net of deferred tax benefit of ($190,937)						(251,018)	(251,018)	(251,018)

Comprehensive loss								(399,499)

Issuance of common stock for cash at $0.01 per share	899,099	8,991					8,991
Issuance of common stock for cash at $10.00 per share	735,626	7,356	7,348,904				7,356,260
Less: Stock offering costs			(659,983)				(659,983)
Retirement of common stock	(100)	(1)					(1)
ESOP contribution					(640,810)		(640,810)
Adjustments to initially apply SFAS 158, net of tax						(64,296)	(64,296)

BALANCES, MARCH 31, 2007	1,634,725	$16,347	$6,688,921	$7,797,552	$(640,810)	$(39,661)	$13,822,349

Net loss				(1,066,753)			(1,066,753)	(1,066,753)
Net change in unrealized gain (loss) on securities available-for-sale, net of deferred taxes of $1,085						1,627	1,627	1,627

Comprehensive loss								(1,065,126)

BALANCES, MARCH 31, 2008	1,634,725	$16,347	$6,688,921	$6,730,799	$(640,810)	$(38,034)	$12,757,223

See accompanying notes to consolidated financial statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,066,753)	$(155,211)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	(155,985)	(184,747)
Depreciation	323,298	222,816
Discount accretion net of premium amortization	(28,728)	(11,620)
Income from bank owned life insurance		(10,422)
Provision for loan losses	1,450,000	255,000
Net gain on sale of securities available-for-sale		(450,737)
Net gain on sale of non marketable security		(18,492)
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	(173,642)	(139,822)
Other assets	10,636	(44,439)
Prepaid taxes	(66,449)	(116,750)
Increase (decrease) in:
Accrued interest payable	(49,760)	301,649
Other liabilities	(98,028)	254,421

Net cash provided by (used in) operating activities	144,589	(98,354)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of non marketable securities		18,492
Proceeds from sale of securities available-for-sale	4,811	457,596
Purchases of securities available-for-sale	(27,328)	(15,616)
Purchases of securities held-to-maturity	(3,000,000)
Proceeds from maturities and principal repayments of securities held-to-maturity	6,563,992	4,356,703
Proceeds from sale (purchase) of Federal Home Loan Bank stock	(36,400)	3,000
Net increase in loans	(21,297,788)	(35,383,774)
Purchases of premises and equipment	(30,523)	(1,769,752)

Net cash used in investing activities	(17,823,236)	(32,333,351)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	21,650,798	29,456,946
Net increase in advance payments by borrowers for taxes and insurance	30,602	33,623
Net proceeds from issuance of common stock		6,705,268
Purchase of ESOP shares		(640,810)

Net cash provided by financing activities	21,681,400	35,555,027

(Continued)

DELANCO BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2008	2007

NET INCREASE IN CASH AND CASH EQUIVALENTS	$4,002,753	$3,123,322

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,676,380	5,553,058

CASH AND CASH EQUIVALENTS, END OF YEAR	$12,679,133	$8,676,380

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest	$4,102,605	$2,232,695

Cash paid during the year for income taxes	$-0-	$83,339

Loans transferred to foreclosed real estate	$-0-	$-0-

Proceeds from sales of foreclosed real estate	$-0-	$-0-

Total increase (decrease) in unrealized gain on securities available-for-sale, net of tax	$2,712	$(430,738)

See accompanying notes to consolidated financial statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Delanco Bancorp, Inc. (The Company) is a federally-chartered subsidiary holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Delanco Federal Savings Bank (The Bank), and its wholly-owned inactive subsidiary, Delanco Financial Services Corporation. The Company is majority owned by Delanco MHC, a federally chartered mutual holding Company. Delanco MHC has virtually no operations or assets other than an investment in the Company, and is not included in these financial statements. The Bank provides a variety of financial services to individual and business customers located primarily in Southern New Jersey and Southeastern Pennsylvania. The Bank’s primary source of revenue is from single-family residential and commercial loans. The Bank is subject to regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, the valuation of foreclosed real estate and the evaluation of income taxes. In connection with the determination of the estimated losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

A majority of the Bank’s loan portfolio consists of single-family residential and commercial loans in Southern New Jersey and Southeastern Pennsylvania. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

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
MARCH 31, 2008 AND 2007

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

Securities Available-for-Sale: Available-for-sale securities consist of investment securities not classified as trading securities not as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income. Realized gains (losses) on available-for-sale securities are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using the interest method over the period of maturity.

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
MARCH 31, 2008 AND 2007

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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
MARCH 31, 2008 AND 2007

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

Foreclosed Real Estate

Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the Bank has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

At the time of foreclosure, foreclosed real estate is recorded at the fair value less cost to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell.  Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate.

The Company did not have any foreclosed real estate as of March 31, 2008 and 2007.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Statements of Cash Flows

The Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other banks to be cash equivalents for purposes of the statements of cash flows.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $61,002 and $49,750 for the years ended March 31, 2008 and 2007, respectively.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Stock Ownership Plan (“ESOP”)

The Company accounts for its ESOP based on guidance from the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 96-3 “Employer’s Accounting for Employee Stock Ownership Plans”. Shares are released to participants proportionately as the loan is repaid. If the Company declares a dividend, the dividends on the allocated shares would be recorded as dividends and charged to retained earnings. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. Allocation of shares to the ESOP participants is contingent upon the repayment of the loan to the Company.

Earnings Per Share

Basic earnings per share is calculated on the basis of net income divided by the weighted average number of shares outstanding. Diluted earnings per share includes dilutive potential shares as computed under the treasury stock method using average common stock prices. Diluted earnings per share is calculated on the basis of the weighted average number of shares outstanding plus the weighted average number of additional dilutive shares.

The Company had 100 shares of common stock issued and outstanding from April 1, 2006 to March 30, 2007. On March 30, 2007, the Company issued 1,634,725 shares of common stock and cancelled 100 shares. Earnings per share for the year ended March 31, 2007 is not presented on the consolidated statement of operations because it is not meaningful.

2.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at March 31, 2008 and 2007 was $ -0-.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Specifically, the interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted this statement in 2007 and there was no effect on its results of operations or financial position.

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

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In September 2006, the FASB ratified Emerging Issues Task Force (EITF) 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4). EITF 06-4 addresses accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods. EITF 06-4 requires that the post-retirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not settled upon entering into an insurance arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF 06-4 on the consolidated financial statements.

In September 2006, the FASB ratified Emerging Issues Task Force Issue 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”. EITF 06-5 explains how to determine the amount that could be realized from a life insurance contract and requires policyholders to determine the amount that could be realized under a life insurance contract assuming individual policies are surrendered. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company adopted this EITF in 2007, and it did not have a material effect on the Company’s financial position or results of operations.

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

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). This SAB supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”) and expresses the current view of the staff that, consistent with guidance in SFAS No. 156 and 159, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Additionally, this SAB expands SAB 105’s view that internally-developed intangible assets should not be recorded as part of the fair value for any written loan commitments that are accounted for at fair value through earnings. This SAB was effective for fiscal quarters beginning after December 15, 2007. This Company will adopt SAB 109 for any loan commitments issued or modified on or after April 1, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as the purchase method) be used for all business combinations and that an acquirer be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer takes control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at fair values. This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. This Statement is effective for business combinations for which the acquisition is on or after the first annual reporting period of the acquisition beginning on or after December 15, 2008. The adoption of this Statement will impact the accounting and reporting of acquisitions after April 1, 2009.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an Amendment to ARB No. 51.” This Statement established new accounting and reporting standards that require that ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using fair value of any noncontrolling equity investments rather than the carrying amount of that retained investment. SFAS No. 160 also clarifies that changes in parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company will evaluate the impact of adopting this Statement on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities”. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company will evaluate the impact of adopting this Statement on the Company’s consolidated financial statements.

4.	INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values as of March 31, 2008 and 2007 are as follows:

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

4.	INVESTMENT SECURITIES (Continued)

	Held-to-Maturity
	March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Federal Home Loan Bank Bonds	$2,000,000	$11,095	$	$2,011,095
Federal Farm Credit Bonds	500,000	625		500,625
Federal National Mortgage Corporation Bonds	500,000	470		500,470
Federal Home Loan Mortgage Corporation Bonds	500,000	770		500,770

	3,500,000	12,960		3,512,960

Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation	1,360,099	10,472		1,370,571
Federal National Mortgage Corporation	6,316,828	180,959	(9,284)	6,488,503
Government National Mortgage Corporation	1,110,338	46,480	(1,161)	1,155,657

	8,787,265	237,911	(10,445)	9,014,731

Total	$12,287,265	$250,871	$(10,445)	$12,527,691

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

4.	INVESTMENT SECURITIES (Continued)

	Held-to-Maturity
	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Federal Home Loan Bank Bonds	$1,000,000	$	$(16,715)	$983,285
Federal Farm Credit Bonds	1,000,000		(14,685)	985,315
Federal National Mortgage Corporation Bonds	500,000		(10,310)	489,690
Federal Home Loan Mortgage Corporation Bonds	1,500,000		(16,090)	1,483,910

	4,000,000		(57,800)	3,942,200

Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation	1,763,384	2,063	(39,992)	1,725,455
Federal National Mortgage Corporation	8,413,494	114,502	(127,940)	8,400,056
Government National Mortgage Corporation	1,645,651	44,046	(5,022)	1,684,675

	11,822,529	160,611	(172,954)	11,810,186

Total	$15,822,529	$160,611	$(230,754)	$15,752,386

Available-for-Sale
March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mutual Fund Shares	$234,106	$43,847	$(77)	$277,876

Available-for-Sale
March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mutual Fund Shares	$211,589	$46,732	$(5,674)	$252,647

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

4.	INVESTMENT SECURITIES (Continued)

Investment securities with a carrying amount of approximately $5,228,000 and $6,611,000 were pledged as collateral with FHLB of New York as required at March 31, 2008 and 2007, respectively.

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of March 31, 2008 and 2007.

	March 31, 2008
	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$1,080,415	$1,083,317	$	$
After one year through five years	7,601,614	7,821,535
After five years through ten years	1,443,678	1,437,628
After ten years	2,161,558	2,185,211
Equity securities			234,106	277,876

	$12,287,265	$12,527,691	$234,106	$277,876

	March 31, 2007
	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$1,504,823	$1,491,289	$	$
After one year through five years	8,422,033	8,440,119
After five years through ten years	2,588,395	2,520,225
After ten years	3,307,278	3,300,753
Equity securities			211,589	252,647

	$15,822,529	$15,752,386	$211,589	$252,647

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

During 2008, the Bank sold securities available-for-sale for total proceeds of $4,811 resulting in gross realized gains of $ -0-. During 2007, the Bank sold securities available-for-sale for total proceeds of $457,596 resulting in gross realized gains of $450,737.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

4.	INVESTMENT SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized			Unrealized
March 31, 2008	Value	Losses	Value	Losses	Value		Losses

Federal Home Loan Bank Bonds	$	$	$	$	$		$
Federal Farm Credit Bonds
Federal National Mortgage Association Bonds
Federal Home Loan Mortgage Corporation

	-0-	-0-	-0-	-0-		-0-	-0-

Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation
Federal National Mortgage Corporation			916,835	(9,284)		916,835	(9,284)
Government National Mortgage Association	83,369	(1,022)	8,223	(139)		91,592	(1,161)

	83,369	(1,022)	925,058	(9,423)		1,008,427	(10,445)

Mutual Fund Shares

Total	$83,369	$(1,022)	$925,058	$(9,423)		$1,008,427	$(10,445)

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

4. INVESTMENT SECURITIES (Continued)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized		Unrealized
March 31, 2007	Value	Losses	Value	Losses	Value	Losses

Federal Home Loan Bank Bonds	$	$	$983,285	$(16,715)	$983,285	$(16,715)
Federal Farm Credit Bonds			985,315	(14,685)	985,315	(14,685)
Federal National Mortgage Association Bonds			489,690	(10,310)	489,690	(10,310)
Federal Home Loan Mortgage Corporation			1,483,910	(16,090)	1,483,910	(16,090)

			3,942,200	(57,800)	3,942,200	(57,800)

Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation	65,689	(217)	1,574,307	(39,775)	1,639,996	(39,992)
Federal National Mortgage Corporation			4,825,282	(127,940)	4,825,282	(127,940)
Government National Mortgage Association	14,837	(163)	698,201	(4,859)	713,038	(5,022)

	80,526	(380)	7,097,790	(172,574)	7,178,316	(172,954)

Mutual Fund Shares	132,651	(5,674)			132,651	(5,674)

Total	$213,177	$(6,054)	$11,039,990	$(230,374)	$11,253,167	$(236,428)

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

At March 31, 2008, the three debt securities with unrealized losses have depreciated 0.07% from the Bank’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

The Bank has pledged FHLMC mortgage backed securities with a market value of approximately $607,000 and $712,000 at March 31, 2008 and 2007, respectively, to the New Jersey Commissioner of Banking and Insurance under the provisions of the Government Unit Deposit Protection Act that enables the Bank to act as a public depository.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

5.	LOANS

Loans at March 31, 2008 and 2007 are summarized as follows:

	March 31,
	2008	2007

Residential (one to four family)	$37,183,231	$24,112,328
Multi-family and commercial	23,973,905	12,680,440
Commercial	8,214,750	15,124,054
Home equity	20,286,074	22,670,378
Consumer	6,090,431	1,396,012
Construction	3,121,003	2,061,150

	98,869,394	78,044,362

Loans in process	(1,032,036)	(916,542)
Net deferred loan origination fees	(138,364)	(137,633)
Allowance for loan losses	(1,353,467)	(492,448)

	(2,523,867)	(1,546,623)

Loans, net	$96,345,527	$76,497,739

An analysis of the allowance for loan losses at March 31, 2008 and 2007 is as follows:

	March 31,
	2008	2007

Balance, beginning of year	$492,448	$237,448
Loans charged-off	(592,881)	0
Recoveries	3,900	0
Provision for losses	1,450,000	255,000
Balance, end of year	$1,353,467	$492,448

At March 31, 2008 and 2007, there were $1,761,194 and $562,897 of loans that were ninety days or more past due, and still accruing interest.

The Bank has no commitments to loan additional funds to the borrowers whose loans have been modified.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

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

	March 31,
	2008	2007

Balance, beginning of year	$997,099	$1,229,201
Payments	(580,239)	(445,186)
Borrowings	1,180,333	213,084

Balance, end of year	$1,597,193	$997,099

6. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying statement of financial condition. The unpaid principal balances of these loans at March 31, 2008 and 2007 are summarized as follows:

	March 31,
	2008	2007

Mortgage Loan Servicing Portfolio:
Mortgage Partnership Finance FHLB New York	$443,494	$3,236,246

7. ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at March 31, 2008 and 2007 consists of the following:

	March 31,
	2008	2007

Loans	$500,882	$339,347
Investment securities	59,446	35,497
Mortgage backed securities	39,186	51,028

	$599,514	$425,872

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

8. PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2008 and 2007 consists of the following:

	March 31,
	2008	2007

Land	$1,380,609	$1,361,165
Buildings	6,794,418	6,793,746
Furniture, fixtures and equipment	1,776,410	1,766,003
	9,951,437	9,920,914
Accumulated depreciation	(1,821,755)	(1,498,457)

	$8,129,682	$8,422,457

Depreciation expense amounted to $323,298 and $222,816 for the years ended March 31, 2008 and 2007, respectively.

9.	FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the Federal Home Loan Bank of New York in an amount not less than 1% of its outstanding home loans or 1/20 of its outstanding notes payable, if any, to the Federal Home Loan Bank of New York, whichever is greater, as calculated December 31 of each year.

10. DEPOSITS

Deposit account balances at March 31, 2008 and 2007 are summarized as follows:

	March 31, 2008
	Amount	Weighted Average Interest Rate	Percent of Portfolio

Non interest bearing accounts	$4,860,365		4.13
Interest bearing checking accounts	7,839,099	0.37	6.66
Passbook savings accounts	11,632,618	0.5	9.89
Money Market accounts	23,584,296	2.73	20.05
Club accounts	151,847	0.5	0.13
	48,068,225		40.86

Certificates of Deposits:
3.00% to 3.99%	4,229,375	3.73	3.59
4.00% to 4.99%	35,444,079	4.24	30.13
5.00% to 5.99%	29,898,394	5.41	25.42
	69,571,848		59.14

	$117,640,073		100.0%

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

10. DEPOSITS (Continued)

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

The aggregate amount of certificates of deposits with a minimum denomination of $100,000 was $15,547,938  and $11,229,952 at March 31, 2008 and 2007, respectively. Deposit account balances in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

Scheduled maturities of certificates of deposits at March 31, 2008 and 2007 are as follows:

	March 31,
	2008		2007

2008	$		$30,992,815
2009		54,285,686	12,645,173
2010		8,834,214	5,200,828
2011		2,049,709	1,165,058
2012		1,124,696	1,520,031
2013 and thereafter		3,277,543

		$69,571,848	$51,523,905

The Bank held deposits from officers, directors and employees of approximately $800,000  and $1,007,000 at March 31, 2008 and 2007, respectively. These transactions were on the same terms as those prevailing at the time of comparable transactions with other persons.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

11.	ADVANCES FROM FEDERAL HOME LOAN BANK

As of March 31, 2008, the Bank had a borrowing capacity in a combination of term advances and overnight borrowings of up to $5,099,000 at the FHLB of New York. Borrowings are collateralized by a blanket security agreement and pledged mortgage backed securities that are held by the FHLB of New York that totaled $5,228,117 at March 31, 2008.

As of March 31, 2008 and 2007, there were no borrowings from the FHLB of New York.

12. FEDERAL INCOME TAXES

The Company and subsidiary file a consolidated federal income tax return with its parent company. The Company’s consolidated provision for income taxes for the years ended March 31, 2008 and 2007 consists of the following:

	Years Ended
	March 31,
	2008	2007

Income Tax Expense (benefit)
Current federal tax expense (benefit)
Federal	$(199,185)	$(52,700)
State	2,500	2,500
Deferred tax (benefit)
Federal	(121,000)	(37,262)
State	(34,909)	(21,522)

	$(352,594)	$(108,984)

The consolidated provision for federal income taxes for the years ended March 31, 2008 and 2007 differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

	Years Ended
	March 31,
	2008	2007

Expected federal tax provision (benefit) at 34% rate	$(482,578)	$(89,826)
State income tax effect	69,393	6,467
Bank owned life insurance		(3,543)
Dividend deduction		(3,045)
Other items, net		(15)
Deferred tax adjustments	93,000

Federal income tax (benefit)	$(320,185)	$(89,962)

Effective tax rate (benefit)	(22.5)%	(34.0)%

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

12. FEDERAL INCOME TAXES (Continued)

A summary of deferred tax assets and liabilities as of March 31, 2008 and 2007 are as follows:

	March 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$441,100	$106,000
Deferred loan fees	200	200
Directors’ benefit plans	68,000	58,400
Accrued retirement plan	38,000	43,200
Accrued pension costs	11,400	6,700
FASB 158 – unrecognized transition costs	42,800	42,800
Unrealized losses on securities available-for-sale		16,400
Accrued post retirement medical plan	26,400	33,300
	627,900	307,000
Less: Valuation allowance	(120,000)

Total deferred tax assets	$507,900	$307,000

Deferred tax liabilities:
Accumulated depreciation	$(95,400)	$(66,900)
Unrealized gains on securities available-for-sale	(17,500)

Total deferred tax liabilities	$(112,900)	$(66,900)

NET DEFERRED TAX ASSETS	$395,000	$240,100

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on April 1, 2007. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.

As of April 1, 2007 and March 31, 2008, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Tax years 2004 through 2007 remain subject to examination by Federal and New Jersey taxing authorities.

The Company believes that it is more likely than not that the deferred tax assets, net of a valuation allowance, will be realized through taxable earnings or alternative tax strategies. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible; the Company believes the net deferred tax assets are more likely than not to be realized.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

13.	EMPLOYEE BENEFITS

Cash/Deferred Profit Sharing Plan

The Bank maintains a cash/deferred profit sharing plan covering all full time employees with one year of service and who are at least twenty-one years of age. Participants enter the Plan on the 1st of January or 1st of July subsequent to meeting the above requirements.

The Bank may contribute up to 10% of the annual compensation of each eligible employee. The Bank’s contribution to the plan was $ -0-  and $61,100 for the years ended March 31, 2008 and 2007, respectively.

Retirement Incentive Plan

A retired officer of the Bank is covered by a Retirement Incentive Plan that pays him $1,416.67 per month for ten years from the date of retirement at age sixty-five.

To fund the above benefit, the Bank has purchased and is the sole beneficiary of a life insurance policy on the life of the officer. The cash surrender value of this policy was $124,412 as of March 31, 2008 and 2007 and is reflected on the consolidated statement of financial position as Bank-owned life insurance.

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

Net pension expense was $38,124 and $30,512 for years ended March 31, 2008 and 2007, respectively. The components of net pension cost are as follows:

	Years Ended March 31,
	2008	2007

Service cost	$7,348	$6,904
Interest cost	15,584	10,580
Return on assets	-0-	-0-
Net amortization and deferral	15,192	13,028

Net periodic pension cost	$38,124	$30,512

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

14.	BOARD OF DIRECTORS’ RETIREMENT PLAN (Continued)

The following table presents a reconciliation of the funded status of the defined benefit pension plan at March 31, 2008 and 2007:

	March 31,
	2008	2007

Accumulated benefit obligation	$248,935	$226,268
Projected benefit obligation	277,853	253,099
Fair value of plan assets	-0-	-0-
Unfunded projected benefit obligation	277,853	253,099

The following table presents a reconciliation of beginning and end balances of benefit obligations and plan assets:

	March 31,
	2008	2007
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$253,099	$180,100
Service cost	7,348	6,904
Interest cost	15,584	10,580
Actuarial (gain) loss	6,653	55,515
Benefits paid	(4,831)	-0-
Benefit obligation at end of year	$277,853	$253,099

Change in Assets
Fair value of assets at beginning of year	-0-	-0-
Actual return on assets	-0-	-0-
Employer contribution	4,831	-0-
Benefits paid	(4,831)	-0-
Fair value of assets at end of year	-0-	-0-

Actuarial assumptions used in determining pension amounts are as follows:

	Years Ended March 31,
	2008	2007

Discount rate for periodic pension cost	6.75%	6.25%
Discount rate for benefit obligation	3.50%	3.50%
Rate of increase in compensation levels and social security wage base	4.00%	4.00%
Expected long-term rate of return on plan assets	N/A	N/A

15.	EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

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

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

15.	EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) (Continued)

To purchase the Company’s common stock, the ESOP borrowed $640,810 from the Company to purchase 64,081 shares of the Company’s common stock in the Company’s initial public offering. The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP over a period of up to 20 years. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. Compensation expense is recognized in accordance with SOP 93-6. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the current and all remaining scheduled future principal and interest payments.

All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loan is repaid. Unallocated common stock purchased by the ESOP is recorded as a reduction of stockholders’ equity at cost. For the years ended March 31, 2008 and 2007, expense related to this plan was $1,000 and $-0-, respectively.

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

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

16.	FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

Off-balance sheet instruments

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding. Therefore, these instruments have nominal value prior to funding.

The estimated fair values of the Bank's financial instruments as of March 31, 2008 and 2007 are as follows:

	March 31, 2008		March 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and cash equivalents	$12,679,133	$12,679,133	$8,676,380	$8,676,380
Investment securities	12,521,371	12,805,567	16,034,118	16,005,033
Loans - net	96,345,527	99,189,000	76,497,739	76,599,000
FHLB bank stock	139,100	139,100	102,700	102,700
Accrued interest receivable	599,514	599,514	425,872	425,872

Total financial assets	$122,284,645	$125,412,314	$101,736,809	$101,808,985

Financial Liabilities:
Deposits	117,640,073	119,520,000	95,989,275	96,026,000
Advance payments by borrowers for taxes and insurance	290,864	290,864	260,262	260,262
FHLB advances
Accrued interest payable	299,418	299,418	349,178	349,178

Total financial liabilities	$118,230,355	$120,110,282	$96,598,715	$96,635,440

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

16.	FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

	Contract Value	Estimated Fair Value	Contract Value	Estimated Fair Value
Off-balance sheet instruments:
Commitments to extend credit	$-0-	$-0-	$14,531,000	$-0-

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes that, as of March 31, 2008, the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2008, the most recent notification from the OTS, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To remain categorized as “well capitalized”, the Bank would have to maintain minimum total risk-based, Tier I risk-based, Tier I leverage and Tangible Capital to adjusted total assets ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

17. REGULATORY CAPITAL (Continued)

The Bank’s actual and required capital amounts and ratios as of March 31, 2008 and 2007 are as follows:

			For Capital Adequacy Purposes and to Be Adequately Capitalized Under the Prompt Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount		Ratio
As of March 31, 2008:
Total Risk-Based Capital (to Risk-Weighted Assets)	$10,924,000	9.46%	≥$	9,235,700	≥	8.0%
Tier I Capital (to Risk-Weighted Assets)	9,571,000	8.29%	≥	4,617,800	≥	4.0%
Tier I Capital (to Adjusted Total Assets)	9,571,000	7.29%	≥	5,249,700	≥	4.0%
Tangible Capital (to Adjusted Total Assets)	9,571,000	7.29%	≥	1,968,600	≥	1.5%

As of March 31, 2007:
Total Risk-Based Capital (to Risk-Weighted Assets)	$11,218,000	13.62%	≥$	6,589,000	≥	8.0%
Tier I Capital (to Risk-Weighted Assets)	10,726,000	13.02%	≥	3,294,500	≥	4.0%
Tier I Capital (to Adjusted Total Assets)	10,726,000	9.66%	≥	4,444,500	≥	4.0%
Tangible Capital (to Adjusted Total Assets)	10,726,000	9.66%	≥	1,666,700	≥	1.5%

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

The Bank did not have any outstanding commitments to originate loans as of March 31, 2008.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

18. COMMITMENTS AND CONTINGENCIES (Continued)

The Bank had outstanding commitments to originate loans as of March 31, 2007 as follows:

	March 31, 2007
	Fixed- Rate	Variable- Rate		Total

First-mortgage	$590,000	$		$590,000
Commercial	10,909,000		2,485,000	13,394,000
Home equity	347,000		200,000	547,000

Total	$11,846,000		$2,685,000	$14,531,000

Unadvanced funds as of March 31, 2008 and 2007 are as follows:

	March 31,
	2008	2007

Home equity line of credit	$5,812,000	$3,720,000
Commercial	1,653,000	1,533,000
Consumer unsecured line of credit	361,000	316,000

	$7,826,000	$5,569,000

The Company from time to time is subject to claims and lawsuits which arise primarily in the ordinary course of business, the aggregate effect of which, in management’s and legal counsel’s opinion, would not be material to the consolidated financial condition of the Company.

19. SUPERVISORY AGREEMENT

On December 17, 2007, Delanco Federal Savings Bank entered into a Supervisory Agreement with the OTS. The entry into the Supervisory Agreement was based on the Bank’s 2007 report of examination in which the OTS concluded that grounds existed for the initiation of administrative proceedings against the Bank. Without admitting or denying that such grounds existed, the Bank determined to enter into the Supervisory Agreement to cooperate with the OTS and as evidence of the Bank’s intent to comply with all applicable laws and regulations and engage in safe and sound practices.

Pursuant to the terms of Supervisory Agreement, the Bank agreed as follows:

•	To refrain from making, investing in, purchasing or otherwise modifying any commercial loan without the prior written non-objection of the OTS.

•
By December 31, 2007, to review each commercial loan file with an outstanding principal balance that equals or exceeds $250,000, and by February 29, 2008 for all other commercial loans, to determine whether all required documentation has been obtained. All missing or incomplete documentation must be obtained by January 31, 2008 for all commercial loans with an outstanding balance that equals or exceeds $250,000 and by February 29, 2008 for all other commercial loans.

•	By January 31, 2008, to implement a credit administration process utilizing an electronic system and checklists to facilitate ongoing reviews of the financial condition of borrowers and guarantors.

DELANCO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

19.  SUPERVISORY AGREEMENT (Continued)

•	To evaluate, on a semiannual basis, the effectiveness of the Bank’s credit administration function.

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