Form 10-Q
period 2008-06-30
Delanco Bancorp, Inc
filed 2008-08-13
CIK 1382413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of August 8, 2008 there were 1,634,725 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Index

	Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition at
	June 30, 2008 (Unaudited) and March 31, 2008	1

	Consolidated Statements of Operations for the three months
	ended June 30, 2008 and 2007 (Unaudited)	2

	Consolidated Statements of Stockholders’ Equity for the three months
	ended June 30, 2008 (Unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended
	June 30, 2008 and 2007 (Unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15
Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	June 30, 2008	March 31, 2008
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$384,560	$357,136
Interest-bearing deposits	4,993,443	12,321,997
Total cash and cash equivalents	5,378,003	12,679,133
Investment securities:
Securities held-to-maturity	13,817,137	12,287,265
Securities available-for-sale	289,727	277,876
Total investment securities	14,106,864	12,565,141
Loans, net of allowance for loan losses of $1,105,967 at June 30, 2008 (unaudited), $1,353,467 at March 31, 2008	97,099,465	96,345,527
Accrued interest receivable	568,551	599,514
Premises and equipment, net	8,052,784	8,129,682
Investment required by law-stock in Federal Home Loan Bank, at cost	177,100	139,100
Deferred income taxes	294,475	395,000
Bank-owned life insurance	130,041	124,412
Prepaid income taxes	397,510	297,679
Other assets	247,815	254,568
Total assets	126,452,608	$131,529,756

LIABILITIES
Deposits
Non-interest bearing deposits	3,374,902	4,860,365
Interest bearing deposits	109,209,566	112,779,708
Total deposits	112,584,468	117,640,073
Accrued interest payable	267,824	299,418
Advance payments by borrowers for taxes and insurance	326,978	290,864
Other liabilities	565,686	542,178
Total liabilities	113,744,956	118,772,533

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding	$16,347	$16,347
Additional paid-in capital	6,679,469	6,688,921
Retained earnings, substantially restricted	6,644,270	6,730,799
Unearned common stock held by employee stock ownership plan	(608,770)	(640,810)
Accumulated other comprehensive (Loss)	(23,664)	(38,034)
Total stockholder’s equity	12,707,652	12,757,223
Total liabilities and stockholders’ equity	$126,452,608	$131,529,756

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2008	2007
INTEREST INCOME
Loans	1,549,416	$1,472,099
Investment securities	197,202	234,702
Total interest income	1,746,618	1,706,801

INTEREST EXPENSE
Interest-bearing checking accounts	13,000	11,364
Passbook and money market accounts	178,253	239,863
Certificates of deposits	752,446	640,750

Total interest expense	943,699	891,977

Net interest income	802,919	814,824
Provision for loan losses	—	10,000
Net interest income after provision for loan losses	802,919	804,824

NONINTEREST INCOME
Income from bank-owned life insurance	5,630	—

Service charges	25,337	30,845
Rental income	5,875	6,003
Other	16,863	12,924
Total noninterest income	53,705	49,772

NONINTEREST EXPENSE
Salaries and employee benefits	481,659	441,248
Advertising	15,127	8,273
Office supplies, telephone and postage	36,814	36,976
Net occupancy expense	162,970	163,317
Federal insurance premiums	17,550	2,676
Data processing expenses	33,498	32,194
ATM expenses	17,159	14,405
Bank charges and fees	15,357	13,290
Insurance and surety bond premium	14,225	13,724
Dues and subscriptions	12,604	13,635
Professional fees	111,397	18,224
On-line banking expense	27,259	22,364
Other	31,766	36,696
Total noninterest expense	977,385	817,022

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(120,761)	37,574

Federal income tax (benefit)	(63,529)	7,900
State income tax	29,297	2,220
Total income taxes (benefits)	(34,232)	10,120

NET INCOME (LOSS)	$(86,529)	$27,454
INCOME (LOSS) PER COMMON SHARE	(0.06)	0.02

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan	Accumulated Other-Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at March 31, 2008	1,634,725	$16,347	$6,688,921	$6,730,799	$(640,810)	$(38,034)	$12,757,223
Comprehensive income
Net loss				(86,529)			(86,529)
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $9,514						14,370	14,370
Allocation of unearned ESOP shares			(9,452)		32,040		22,588
Total comprehensive loss
Balance at June 30, 2008	1,634,725	$16,347	$6,679,469	$6,644,270	$(608,770)	$(23,664)	$12,707,652

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2008	2007
Cash flow from operating activities
Net Income (Loss)	$(86,529)	$27,454
Adjustments to reconcile net income (loss) to net cash provided by (uses in) operating activities:
Deferred income taxes	103,348	(10,302)
Depreciation	79,111	80,065
Discount accretion net of premium amortization	34,941	(5,066)
Provision for loan losses	(247,500)	10,000
Income from bank owned life insurance	(5,630)	—
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	30,964	(85,778)
Other assets	6,752	8,403
Prepaid income taxes	(99,831)	20,421
Increase (decrease) in:
Accrued interest payable	(31,594)	(10,003)
Other liabilities	23,508	(30,466)

Net cash provided by (used in) operating activities	$(192,460)	$4,728

Cash flows from investing activities
Purchases of securities available-for-sale	(304)	(1,282)
Purchases of securities held-to-maturity	(4,495,238)	—
Proceeds from maturities and principal repayments of securities held-to-maturity	2,930,425	1,102,603
Purchase of investment required by law - stock in Federal Home Loan Bank	(38,000)	(36,400)
Net increase in loans	(506,438)	(11,700,473)
Purchases of premises and equipment	(2,214)	(11,934)

Net cash (used in) investing activities	$(2,111,769)	$(10,647,486)

Cash flows from financing activities
Net increase (decrease) in deposits	(5,055,604)	3,479,372
Net increase in advance payments by borrowers for taxes and insurance	36,114	16,657
Distribution of ESOP shares	22,589	─
Net cash provided by (used in) financing activities	$(4,996,901)	$3,496,029

(continued)

	Three Months Ended June 30,
	2008		2007

Net decrease in cash and cash equivalents	$(7,301,130)		$(7,146,729)

Cash and cash equivalents, beginning of the period	12,679,133		8,676,380

Cash and cash equivalents, end of period	5,378,003		$1,529,651

Supplemental Disclosures:

Cash paid during the period for interest	$845,608		$901,980

Cash paid during the period for income taxes	8,709	$	─

Loans transferred to foreclosed real estate during the period	─	$	─

Proceeds from sales of foreclosed real estate financed through loans	─	$	─

Total increase in unrealized gain on securities available-for-sale	$23,883		$9,253

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
June 30, 2008

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-K for the year ended March 31, 2008.

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

(2)  Earnings Per Share

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,
	2008	2007
Numerator	$(86,529)	$27,454
Denominators:
Basic shares outstanding	1,573,848	1,570,644
Effect of dilutive securities	—	—
Dilutive shares outstanding	1,573,848	1,570,644
Earnings per share:
Basic	$(0.06)	$0.02
Dilutive	$(0.06)	$0.02

(3) Supervisory Agreement

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

Pursuant to the terms of Supervisory Agreement, the Bank agreed as follows:

●	To refrain from making, investing in, purchasing or otherwise modifying any commercial loan without the prior written non-objection of the OTS.

●
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

●	By January 31, 2008, to implement a credit administration process utilizing an electronic system and checklists to facilitate ongoing reviews of the financial condition of borrowers and guarantors.

●	To evaluate, on a semiannually basis, the effectiveness of the Bank’s credit administration function.

●
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

●
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

●	To prepare TFRs accurately and in accordance with applicable instructions.

●	To ensure that at the end of each quarter, the Bank’s assets have not increased by an amount greater than 2.5% of the Bank’s total assets at the end of the prior quarter.

●
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended June 30, 2008 and 2007 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at June 30, 2008 were $126.5 million, a decrease of $5 million, or 3.9%, from total assets of $131.5 million at March 31, 2008. The decrease in assets was primarily due to a decrease in cash and cash equivalents associated with the decrease in deposits.

Loans. At June 30, 2008, total loans, net, were $97.1 million, or 76.8% of total assets. In the three months ended June 30, 2008, the loan portfolio grew $0.8 million, or 0.8%, with the commercial and multi-family real estate loan portfolio accounting for $0.5 million of the increase. The remainder of the increase was primarily in residential real estate and consumer loans. We have reclassified $23.8 million of consumer loans to residential real estate loans for the period ending March 31, 2008. The reclassified loans were home equity and home equity lines of credit. The reclassification was performed to be consistent with OTS financial reporting guidelines.

Table 1: Loan Portfolio Analysis

	June 30,		March 31,
	2008		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$61,374	62.1%	$61,007	61.7%
Commercial and multi-family	24,434	24.7	23,974	24.2
Construction	2,735	2.8	3,121	3.2
Total real estate loans	88,543	89.6	88,102	89.1
Commercial loans	7,746	7.8	8,214	8.3
Consumer loans	2,540	2.6	2,553	2.6
Total loans	98,829	100.0%	98,869	100.0%
Loans in process	(496)		(1,032)
Net deferred loan fees	(128)		(138)
Allowance for losses	(1,106)		(1,353)
Loans, net	$97,099		$96,346

Nonperforming Loans. Total nonperforming loans at June 30, 2008 increased $0.5 million primarily due to certain loans being classified as nonaccrual.

Table 2: Nonperforming Assets
	June 30,		March 31,
(Dollars in thousands)	2008		2008
Nonaccrual loans	$564	$	─
Accruing loans past due 90 days or more	1,716		1,761
Total of nonaccrual and 90 days or more past due loans	2,280		1,761
Real estate owned	─		─
Other nonperforming assets	─		─
Total nonperforming assets	2,280		1,761
Troubled debt restructurings	─		─
Troubled debt restructurings and total nonperforming assets	$2,280		$1,761

Total nonperforming loans to total loans	2.32%		1.78%
Total nonperforming loans to total assets	1.80		1.34
Total nonperforming assets and troubled debt restructurings to total assets	1.80		1.34

Securities. The investment securities portfolio was $14.1 million, or 11.2 % of total assets, at June 30, 2008. At that date, 87.7% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. The $1.5 million increase in our portfolio represents purchase of mortgage backed securities to offset maturities of U.S Government securities.

Table 3: Investment Securities
	June 30,		March 31,
	2008		2008
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Mutual funds	$234	290	$234	$278
Equity securities	─	─	─	─
Total available for sale	234	290	234	278

Securities held to maturity:
U.S. Government and agency securities	1,500	1,500	3,500	3,513
Mortgage-backed securities	12,317	12,339	8,787	9,015
Total held to maturity	13,817	13,839	12,287	12,528
Total	$14,051	14,129	$12,521	$12,806

Deposits. Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits. We consider demand deposits and money market and passbook accounts to be core deposits. We do not have any brokered deposits. At June 30, 2008, core deposits were 43.3% of total deposits. Deposits decreased $5.1 million, or 4.3%, in the three months ended June 30, 2008, as core deposits grew $0.6 million and time deposits decreased $5.7 million. Certificates of deposit declined due to the maturity of high interest rate certificates of deposit opened as a promotion of our Cinnaminson branch office. We also made a decision not to be competitive with higher rate certificates of deposit in order to reduce our interest expense.

Table 4: Deposits
	June 30,		March 31,
	2008		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$3,375	3.0%	$4,860	4.1%
Interest-bearing demand deposits	8,996	8.0	7,839	6.7
Savings and money market accounts	36,339	32.3	35,369	30.1
Certificates of deposit	63,874	56.7	69,572	59.1
Total	$112,584	100.0%	$117,640	100.0%

Borrowings. In recent periods, we have occasionally used short-term FHLB advances as an additional source of liquidity. At June 30, 2008, we had no short-term advances outstanding.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

 Financial Highlights. Net loss for the three months ended June 30, 2008 was $87,000 compared to net income of $27,000 for the three months ended June 30, 2007. Lower net interest income was primarily due to increase in interest expense associated with the growth of interest bearing deposits, lower noninterest income and higher noninterest expense.

Table 5: Summary Income Statements
Three months ended June 30, (Dollars in thousands)	2008	2007	2008 v. 2007	% Change
Net interest income	$803	$815	(12)	(1.5)%
Provision for loan losses	─	10	(10)	(100.0)
Noninterest income	54	50	4	8.0
Noninterest expenses	977	817	160	19.6
Net income (loss)	(87)	27	(114)	(422.2)

Return on average equity (annualized)	(2.7)%	0.79%
Return on average assets (annualized)	(0.27)	0.10

Net Interest Income. Net interest income decreased $12,000 to $803,000 for the three months ended June 30, 2008 from $815,000 for the three months ended June 30, 2007 driven by growth in interest bearing deposits. The 41 basis point decrease in the net interest margin to 2.70% reflected the decrease in the ratio of average interest-earning assets to average interest-bearing liabilities.

Average loans in the three months ended June 30, 2008 increased $12.5 million, or 14.5%, compared with the same period in 2007, driven by growth in residential, commercial and multi-family mortgages and home equity loans. Average investment securities in the three months ended June 30, 2008 decreased $1.7 million, or 11.0%, compared to the same period in 2007. The reduction in the investment portfolio reflected maturities and prepayments, which were utilized to fund loan growth, and other earning assets. The shift in the mix of interest-earning assets, combined with lower market rates, decreased the average yield on earning assets to 5.88% for the three months ended June 30, 2008, compared with 6.52% for the same period in 2007.

Average interest-bearing deposits in the three months ended June 30, 2008 increased $14.9 million, or 15.7%, compared with the same period in 2007 due to increases in savings accounts and time deposits, partially offset by lower demand deposit balances. Average savings and money market balances increased over the prior year as higher rates for these accounts made them more attractive and we promoted a tiered money market account. Average time deposits increased as we promoted select deposit maturities. Decreases in market interest rates, combined with a shift from demand deposits to money market accounts, decreased the average cost of deposits to 3.44%, compared with 3.76% for the same period in 2007.

Table 6: Analysis of Net Interest Income
Three months ended June 30, (Dollars in thousands)	2008	2007	2008 v. 2007	% Change
Components of net interest income
Loans	$1,550	$1,472	78	5.3%
Investment securities	197	235	(38)	(16.2)
Total interest income	1,747	1,707	40	2.3
Deposits	944	892	52	5.8
Total interest expense	944	892	52	5.8
Net interest income	803	815	(12)	(1.5)
Average yields and rates paid
Interest-earning assets	5.88%	6.52%	(64)	bp
Interest-bearing liabilities	3.44	3.76	(32)
Interest rate spread	2.44	2.76	(32)
Net interest margin	2.70	3.11	(41)
Average balances
Loans	$98,147	$85,682	12,465	14.5%
Investment securities	13,726	15,420	(1,694)	(11.0)
Other earning assets	6,971	3,651	3,320	90.9
Interest-bearing deposits	109,660	94,795	14,865	15.7
Borrowings	—	—

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. Provisions for loan losses were $0 in the three months ended June 30, 2008 compared to $10,000 in the three months ended June 30, 2007. We had $247,500 in charge-offs in the three months ended June 30, 2008, compared to no charge-offs in the same prior year period.

Table 7: Analysis of Loan Loss Experience
Three months ended June 30, (Dollars in thousands)	2008	2007
Allowance at beginning of period	$1,353	$492
Provision for loan losses	—	10
Total charge-offs	247	—
Recoveries	—	—
Net charge-offs	247	—
Allowance at end of period	$1,106	$502

Allowance to nonperforming loans	48.51%	115.1%
Allowance to total loans outstanding at the end of the period	1.12	0.57
Net charge-offs (recoveries) to average loans outstanding during the period	0.25	—

Non-Interest Income. Noninterest income increased in the three months ended June 30, 2007 compared to the same period in the prior year primarily as a result of income from bank owned life insurance policy.

Table 8: Noninterest Income Summary
Three months ended June 30, (Dollars in thousands)	2008	2007	$	Change	% Change
Service charges	$25	$31		$(6)	(19.4)%
Rental income	6	6		0	0
Other	23	13		10	76.9
Total	$54	$50		4	8.0

Non-Interest Expenses. Noninterest expenses rose in the three months ended June 30, 2008 over the same period in the prior year primarily due to increases in salaries and benefits and professional fees. Salaries and benefits increased primarily as a result of hiring additional staff. Professional fees rose primarily due to additional costs associated with Sarbanes Oxley compliance and internal audit expenses.

Table 9: Noninterest Expense Summary
Three months ended June 30, (Dollars in thousands)	2008	2007	$	Change	% Change
Salaries and employee benefits	$482	$441		41	9.3%
Advertising	15	8		7	87.5
Office supplies, telephone and postage	37	37		0	—
Net occupancy expense	163	163		0	—
Federal insurance premiums	18	3		15	500.0
Data processing expenses	33	32		1	3.1
ATM expenses	17	15		2	13.3
Bank charges and fees	15	13		2	15.4
Insurance and surety bond premiums	14	14		0	—
Dues and subscriptions	13	14		(1)	(7.1)
Professional fees	111	18		93	516.7
On-line banking expenses	27	22		5	22.7
Other	32	37		(5)	(13.5)
Total	$977	$817		160	19.6

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2008, cash and cash equivalents totaled $5.4 million. In addition, at June 30, 2008, we had arrangements to borrow up to $4.5 million from the Federal Home Loan Bank of New York. On June 30, 2008, we had no advances outstanding.

A significant use of our liquidity is the funding of loan originations. At June 30, 2008, we had $1.4 million in loan commitments outstanding. In addition, we had $7.5 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2008 totaled $53.5 million, or 83.6% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2009. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the three months ended June 30, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable as the Company is a smaller reporting company.

Item 4. Controls and Procedures

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, which could materially and adversely affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Charter of Delanco Bancorp, Inc. (1)

3.2	Bylaws of Delanco Bancorp, Inc. (1)

4.0	Stock Certificate of Delanco Bancorp, Inc. (1)

10.1	Supervisory Agreement, dated December 17, 2007, by and between Delanco Federal Savings Bank and the Office of Thrift Supervision (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Financial Officer

32.0	Section 1350 Certification
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

DELANCO BANCORP, INC.

Dated: August 8, 2008	By:	/s/ Douglas R. Allen, Jr.
Douglas R. Allen, Jr. President, Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer)