Form 10-Q
period 2008-09-30
Delanco Bancorp, Inc
filed 2008-11-12
CIK 1382413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                No ☒

As of November 10, 2008 there were 1,634,725 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Index

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition at
	September 30, 2008 (Unaudited) and March 31, 2008	1

	Consolidated Statements of Income for the three and six months
	ended September 30, 2008 and 2007 (Unaudited)	2

	Consolidated Statements of Stockholders’ Equity for the six months
	ended September 30, 2008 (Unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended
	September 30, 2008 and 2007 (Unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	September 30, 2008	March 31, 2008
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$308,156	$357,136
Interest-bearing deposits	4,167,426	12,321,997
Total cash and cash equivalents	4,475,582	12,679,133
Investment securities:
Securities held-to-maturity	15,142,518	12,287,265
Securities available-for-sale	282,092	277,876
Total investment securities	15,424,610	12,565,141
Loans, net of allowance for loan losses of $1,404,335 at September 30, 2008 (unaudited), $1,353,467 at March 31, 2008	99,451,732	96,345,527
Accrued interest receivable	685,046	599,514
Premises and equipment, net	8,059,370	8,129,682
Investment required by law-stock in Federal Home Loan Bank, at cost	177,100	139,100
Deferred income taxes	419,550	395,000
Bank-owned life insurance	130,041	124,412
Prepaid income taxes	443,665	297,679
Other assets	283,891	254,568
Total assets	$129,550,587	$131,529,756

LIABILITIES
Deposits
Non-interest bearing deposits	3,735,013	4,860,365
Interest bearing deposits	112,324,027	112,779,708
Total deposits	116,059,040	117,640,073
Accrued interest payable	129,256	299,418
Advance payments by borrowers for taxes and insurance	335,046	290,864
Other liabilities	610,578	542,178
Total liabilities	117,133,920	118,772,533

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized; no shares issued	─	–
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding	$16,347	$16,347
Additional paid-in capital	6,679,469	6,688,921
Retained earnings, substantially restricted	6,358,203	6,730,799
Unearned employee stock ownership plan	(608,770)	(640,810)
Accumulated other comprehensive (loss)	(28,582)	(38,034)
Total stockholder’s equity	12,416,667	12,757,223
Total liabilities and stockholders’ equity	$129,550,587	$131,529,756

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans	$1,606,237	$1,624,425	$3,155,653	$3,096,524
Investment securities	197,285	207,859	394,487	442,561
Total interest income	1,803,522	1,832,284	3,550,140	3,539,085

INTEREST EXPENSE
Interest-bearing checking accounts	14,519	12,374	27,519	23,738
Passbook and money market accounts	173,026	258,380	351,279	498,243
Certificates of deposits	706,279	718,841	1,458,725	1,359,591
Advances from Federal Home Loan Bank	─	4,946	─	4,946
Total interest expense	893,824	994,541	1,837,523	1,886,518

Net interest income	909,698	837,743	1,712,617	1,652,567
Provision for loan losses	442,000	15,000	442,000	25,000
Net interest income after provision for loan losses	467,698	822,743	1,270,617	1,627,567

NONINTEREST INCOME
Income from bank-owned life insurance	─	─	5,630	─
Service charges	48,449	29,548	73,786	60,393
Rental income	─	3,916	5,875	9,919
Other	15,306	13,917	32,169	26,841
Total noninterest income	63,755	47,381	117,460	97,153

NONINTEREST EXPENSE
Salaries and employee benefits	480,908	470,100	962,567	911,348
Advertising	13,840	17,503	28,967	25,776
Office supplies, telephone and postage	39,060	33,509	75,874	70,485
Net occupancy expense	171,868	171,928	334,838	335,245
Federal insurance premiums	33,773	4,236	51,323	6,912
Data processing expenses	31,698	31,537	65,196	63,731
ATM expenses	16,796	15,434	33,955	29,839
Bank charges and fees	17,662	13,428	33,019	26,718
Insurance and surety bond premiums	13,152	15,863	27,377	29,587
Dues and subscriptions	11,493	23,104	24,097	36,739
Professional fees	90,057	20,319	201,454	38,543
On-line banking expense	26,289	21,152	53,548	43,516
Other	37,721	44,270	69,487	80,966
Total noninterest expense	984,317	882,383	1,961,702	1,699,405

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(452,864)	(12,259)	(573,625)	25,315

Federal income tax (benefit)	(139,385)	(7,305)	(202,914)	595
State income tax (benefit)	(27,412)	(2,029)	1,885	191
Total income tax (benefit)	(166,797)	(9,334)	(201,029)	786

NET INCOME (LOSS)	$(286,067)	$(2,925)	$(372,596)	$24,529
INCOME (LOSS) PER COMMON SHARE	$(.18)	$.00	($.24)	$.02

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan	Accumulated Other-Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount

Balance at March 31, 2008	1,634,725	$16,347	$6,688,921	$6,730,799	$(640,810)	$(38,034)	$12,757,223
Comprehensive income
Net loss				(372,596)			(372,596)
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of deferred income taxes of $6,275						9,452	9,452
Allocation of unearned ESOP shares			(9,452)		32,040		22,588
Total comprehensive loss							(340,556)
Balance at September 30, 2008	1,634,725	$16,347	$6,679,469	$6,358,203	$(608,770)	$(28,582)	$12,416,667

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2008	2007
Cash flow from operating activities
Net income (Loss)	$(372,596)	$24,529
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(18,449)	(13,826)
Depreciation	157,884	159,931
Discount accretion net of premium amortization	39,343	(7,565)
Provision for loan losses	442,000	25,000
Net gain on sale of non-marketable securities
Net gain on sale of securities available-for-sale
Income from bank-owned life insurance	(5,630)
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	(85,531)	(148,418)
Other assets	(29,324)	16,022
Prepaid income taxes	(145,986)	144,771
Increase (decrease) in:
Accrued interest payable	(170,163)	(9,404)
Other liabilities	68,402	(91,113)

Net cash provided by (used in) operating activities	(120,050)	99,927

Cash flows from investing activities
Purchases of securities held-to-maturity	(6,681,320)
Purchases of securities available-for-sale	(865)
Proceeds from sale of securities available-for-sale		78
Proceeds from maturities and principal repayments of securities held-to-maturity	3,786,724	3,280,516
Purchase of investment required by law - stock in Federal Home Loan Bank	(38,000)	(70,200)
Net increase in loans	(3,548,205)	(17,460,019)
Purchases of premises and equipment	(87,572)	(16,291)
Net cash used in investing activities	(6,569,238)	(14,265,916)

Cash flows from financing activities
Net increase,(decrease) in deposits	(1,581,033)	17,553,565
Net increase in advance payments by borrowers for taxes and insurance	44,182	11,858
Distribution of ESOP shares	22,588
Net cash provided by(used in)g activities	(1,514,263)	17,565,423

(continued)

	Six Months Ended September 30,
	2008	2007

Net increase (decrease) in cash and cash equivalents	$(8,203,551)	$3,399,434

Cash and cash equivalents, beginning of the period	12,679,133	8,676,380

Cash and cash equivalents, end of period	$4,475,582	$12,075,814

Supplemental Disclosures:

Cash paid during the period for interest	$2,007,686	$1,895,922

Cash paid during the period for income taxes	$1,150	$-0

Loans transferred to foreclosed real estate during the period	$-0-	$-0-

Proceeds from sales of foreclosed real estate financed through loans	$-0-	$-0-

Total increase (decrease) in unrealized gain on securities available-for-sale	$15,727	$10,312

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
September 30, 2008

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-K for the year ended March 31, 2008.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Numerator	$(286,067)	$(2,925)	$(372,596)	$24,529
Denominators:
Basic shares outstanding	1,573,848	1,570,644	1,573,848	1,570,644
Effect of dilutive securities	─	─	─	─
Dilutive shares outstanding	1,573,848	1,570,644	1,573,848	1,570,644
Earnings per share:
Basic	$(0.18)	$.00	$(0.24)	$.02
Dilutive	$(0.18)	$.00	$(0.24)	$.02

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

The Company believes that the Bank is in substantial compliance with the Supervisory Agreement. However, a failure to comply with the Supervisory Agreement could result in the initiation of a formal enforcement action by the OTS, including the imposition of civil monetary penalties. The Supervisory Agreement has resulted in additional regulatory compliance expense for the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the six months ended September 30, 2008 and 2007 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at September 30, 2008 were $129.6 million, a decrease of $1.9 million, or 1.4%, from total assets of $131.5 million at March 31, 2008. The decrease in assets was primarily due to a decrease in cash and cash equivalents associated with the decrease in deposits.

Loans. At September 30, 2008, total loans, net, were $99.4 million, or 76.8% of total assets. In the six months ended September 30, 2008, the loan portfolio grew $3.1 million, or 3.2%. The residential real estate loan portfolio increased $3.9 million but was offset by a decrease in commercial and construction loans. We have reclassified $23.8 million of consumer loans to residential real estate loans for the period ending March 31, 2008. The reclassified loans were home equity and home equity lines of credit. The reclassification was performed to be consistent with OTS financial reporting guidelines.

Table 1: Loan Portfolio Analysis

	September 30,		March 31,
	2008		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$64,898	64.0%	$61,007	61.7%
Commercial and multi-family	24,019	23.7	23,974	24.2
Construction	2,558	2.5	3,121	3.2
Total real estate loans	91,475	90.2	88,102	89.1
Commercial loans	7,151	7.1	8,214	8.3
Consumer loans	2,764	2.7	2,553	2.6
Total loans	101,390	100.0%	98,869	100.0%
Loans in process	(419)		(1,032)
Net deferred loan fees	(115)		(138)
Allowance for losses	(1,404)		(1,353)
Loans, net	$99,452		$96,346

Nonperforming Loans. Total nonperforming loans at September 30, 2008 increased $1.7 million primarily due to 11 commercial loans being classified as nonaccrual.

Table 2: Nonperforming Assets

	September 30,	March 31,
(Dollars in thousands)	2008	2008
Nonaccrual loans	$2,297	$ ─
Accruing loans past due 90 days or more	1,212	1,761
Total of nonaccrual and 90 days or more past due loans	3,509	1,761
Real estate owned	─	─
Other nonperforming assets	─	─
Total nonperforming assets	3,509	1,761
Troubled debt restructurings	─	─
Troubled debt restructurings and total nonperforming assets	$3,509	$1,761

Total nonperforming loans to total loans	3.46%	1.78%
Total nonperforming loans to total assets	2.71	1.34
Total nonperforming assets and troubled debt restructurings to total assets	2.71	1.34

Securities. The investment securities portfolio was $15.4 million, or 11.9% of total assets, at September 30, 2008. At that date, 82.2% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. The $2.9 million increase in our portfolio represents purchase of mortgage backed securities to increase our net income.

Table 3: Investment Securities

	September 30,		March 31,
	2008		2008
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Mutual funds	$235	$282	$234	$278
Total available for sale	235	282	234	278

Securities held to maturity:
U.S. Government and agency securities	2,504	2,512	3,500	3,513
Mortgage-backed securities	12,639	12,755	8,787	9,015
Total held to maturity	15,143	15,267	12,287	12,528
Total	$15,378	$15,549	$12,521	$12,806

Deposits. Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits. We consider demand deposits and money market and passbook accounts to be core deposits. We do not have any brokered deposits. At September 30, 2008, core deposits were 42.2% of total deposits. Deposits decreased $1.6 million, or 1.3%, in the six months ended September 30, 2008, as core deposits grew $0.9 million and time deposits decreased $2.5 million. Certificates of deposit declined due to the maturity of high interest rate certificates of deposit opened as a promotion of our Cinnaminson branch office. We also made a decision not to offer higher rate certificates of deposit in order to reduce our interest expense.

Table 4: Deposits

	September 30,		March 31,
	2008		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$3,735	3.2%	$4,860	4.1%
Interest-bearing demand deposits	11,076	9.5	7,839	6.7
Savings and money market accounts	34,200	29.5	35,369	30.1
Certificates of deposit	67,048	57.8	69,572	59.1
Total	$116,059	100.0%	$117,640	100.0%

Borrowings. In recent periods, we have occasionally used short-term FHLB advances as an additional source of liquidity. At September 30, 2008, we had no short-term advances outstanding.

Results of Operations for the Six Months Ended September 30, 2008 and 2007

 Financial Highlights. Net loss for the six months ended September 30, 2008 was $373,000 compared to net income of $25,000 for the six months ended September 30, 2007. An increase of $417,000 in the provision for loan loss and higher noninterest expense primarily contributed to the net loss.

Table 5: Summary Income Statements

Six months ended September 30, (Dollars in thousands)	2008	2007	2008 v. 2007	% Change
Net interest income	$1,713	$1,653	$60	3.6%
Provision for loan losses	442	25	417	1668.0
Noninterest income	117	97	20	20.6
Noninterest expenses	1,962	1,699	263	15.5
Net income	(373)	25	(398)	(1592.0)
Return on average equity (annualized)	(5.89)%	.35%
Return on average assets (annualized)	(0.58)%	.04%

Net Interest Income. Net interest income increased $60,000 to $1,713,000 for the six months ended September 30, 2008 from $1,653,000 for the six months ended September 30, 2007 driven by growth in loans and a decrease in interest bearing deposits. The 14 basis point decrease in the net interest margin to 2.88% reflected the decrease in the ratio of average interest-earning assets to average interest-bearing liabilities.

Average loans in the six months ended September 30, 2008 increased $9.5 million, or 10.6%, compared with the same period in 2007, driven by growth in residential, commercial and multi-family mortgages and home equity loans. Average investment securities in the six months ended September 30, 2008 decreased $169,000, or 1.2%, compared to the same period in 2007. The reduction in the investment portfolio reflected maturities and prepayments, which were utilized to fund loan growth, and other earning assets. The shift in the mix of interest-earning assets, combined with lower market rates, decreased the average yield on earning assets to 5.97% for the six months ended September 30, 2008, compared with 6.46% for the same period in 2007. The placements of loans on non accrual also contributed to a decrease of the average yield on earnings assets.

Average interest-bearing deposits in the six months ended September 30, 2008 increased $10.6 million, or 10.6%, compared with the same period in 2007 due to increases in savings accounts and time deposits, partially offset by lower demand deposit balances. Average savings and money market balances increased over the prior year as higher rates for these accounts made them more attractive and we promoted a tiered money market account. Average time deposits decreased as we promoted select deposit maturities. Decreases in market interest rates, decreased the average cost of deposits to 3.34%, compared with 3.78% for the same period in 2007.

Table 6: Analysis of Net Interest Income

Six months ended September 30, (Dollars in thousands)	2008	2007	2008 v. 2007	% Change
Components of net interest income
Loans	$3,156	$3,096	$60	1.9%
Investment securities	394	443	(49)	(11.1)
Total interest income	3,550	3,539	11	0.3
Deposits	1,837	1,881	(44)	(2.3)
Borrowings	─	5	(5)	100.0
Total interest expense	1,837	1,886	(49)	(2.6)
Net interest income	1,713	1,653	60	3.6
Average yields and rates paid
Interest-earning assets	5.97	6.46	(49)	bp
Interest-bearing liabilities	3.34	3.78	(44)
Interest rate spread	2.63	2.68	(05)
Net interest margin	2.88	3.02	(14)
Average balances
Loans	99,089	89,590	9,499	10.6%
Investment securities	14,295	14,464	(169)	1.2
Other earning assets	5,645	5,487	158	2.9
Interest-bearing deposits	110,155	99,605	10,550	10.6
Borrowings	─	208	(208)	100.0

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. Provisions for loan losses were $442,000 in the six months ended September 30, 2008 compared to $25,000 in the six months ended September 30, 2007. The addition to the allowance was due to identified weaknesses in the loan portfolio resulting from worsening economic conditions and decreasing property values in the local market. We had $392,500 in charge-offs in the six months ended September 30, 2008, compared to no charge-offs in the same prior year period.

Table 7: Analysis of Loan Loss Experience
Six months ended September 30, (Dollars in thousands)	2008	2007
Allowance at beginning of period	$1,353	$492
Provision for loan losses	442	25
Total charge-offs	(393)	—
Recoveries	2	—
Net charge-offs	(391)	—
Allowance at end of period	$1,404	$517

Allowance to nonperforming loans	40.0%	32.2%
Allowance to total loans outstanding at the end of the period	1.4	.52
Net charge-offs (recoveries) to average loans outstanding during the period	.40	—

Non-Interest Income. Noninterest income increased in the six months ended September 30, 2008 compared to the same period in the prior year primarily as a result of income from service charges.

Table 8: Noninterest Income Summary

Six months ended September 30, (Dollars in thousands)	2008	2007		$ Change	% Change

Income from bank-owned life insurance	$5	$	─	$5	100.0%
Service charges	74		60	14	23.3
Rental income	6		10	(4)	(40.0)
Other	32		27	5	18.5
Total	$117		$97	20	20.6

Non-Interest Expenses. Noninterest expenses rose in the six months ended September 30, 2008 over the same period in the prior year primarily due to increases in salaries and benefits and professional fees. Salaries and benefits increased primarily as a result of hiring additional staff. Professional fees rose primarily due to additional costs associated with Sarbanes Oxley compliance and internal audit expenses.

Table 9: Noninterest Expense Summary

Six months ended September 30, (Dollars in thousands)	2008	2007	$ Change	% Change
Salaries and employee benefits	$963	$911	$52	5.7%
Advertising	29	26	3	11.5
Office supplies, telephone and postage	76	70	6	8.6
Net occupancy expense	335	335	–	–
Federal insurance premiums	51	7	44	628.6
Data processing expenses	65	64	1	1.6
ATM expenses	34	30	4	13.3
Bank charges and fees	33	27	6	22.2
Insurance and surety bond premiums	27	30	(3)	(10.0)
Dues and subscriptions	24	37	(13)	(35.1)
Professional fees	201	38	163	428.9
On-line banking expenses	54	43	11	25.6
Other	70	81	(11)	(13.6)
Total	$1,962	$1,699	263	15.5

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $4.5 million. In addition, at September 30, 2008, we had arrangements to borrow up to $5.2 million from the Federal Home Loan Bank of New York. On September 30, 2008, we had no advances outstanding.

A significant use of our liquidity is the funding of loan originations. At September 30, 2008, we had $1.2 million in loan commitments outstanding. In addition, we had $7.2 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2008 totaled $50.9 million, or 76.0% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2009. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the six months ended September 30, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Not Applicable.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on August 18, 2008. The results of the vote on the matters presented at the meeting are as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Votes for	Votes Withheld

Robert H. Jenkins, Jr.	1,371,999	73,089
John W. Seiber	1,371,999	73,189
Renee C. Vidal	1,371,999	73,189

2.	The adoption of the Delanco Bancorp, Inc. 2008 Equity Incentive Plan was adopted by stockholders by the following vote:

For:	1,094,299
Against:	99,850
Abstain:	1,780

Broker non-votes totaled 249,159.

3.	The appointment of Connolly, Grady & Cha, P.C. as auditors for the Company for the fiscal year ending March 31, 2009 was ratified by stockholders by the following vote:

For:	1,410,719
Against:	33,189
Abstain:	1,180

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Charter of Delanco Bancorp, Inc. (1)

3.2	Bylaws of Delanco Bancorp, Inc. (1)

4.0	Stock Certificate of Delanco Bancorp, Inc. (1)

10.1	Supervisory Agreement, dated December 17, 2007, by and between Delanco Federal Savings Bank and the Office of Thrift Supervision (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Financial Officer

32.0	Section 1350 Certification
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

DELANCO BANCORP, INC.

Dated: November 12, 2008	By:	/s/ Douglas R. Allen, Jr.
Douglas R. Allen, Jr.
President, Chief Executive Officer and
Chief Financial Officer
(principal financial and accounting officer)