Form 10-Q
period 2008-12-31
Delanco Bancorp, Inc
filed 2009-02-12
CIK 1382413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated file	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                      No ☒

As of February 10, 2009 there were 1,634,725 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Index

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition at
	December 31, 2008 (Unaudited) and March 31, 2008	1

	Consolidated Statements of Income for the three and nine months
	ended December 31, 2008 and 2007 (Unaudited)	2

	Consolidated Statements of Stockholders’ Equity for the nine months
	ended December 31, 2008 (Unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended
	December 31, 2008 and 2007 (Unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	16

Item 6.	Exhibits	16
Signatures

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	December 31, 2008	March 31, 2008
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$600,310	$357,136
Interest-bearing deposits	5,903,171	12,321,997
Total cash and cash equivalents	6,503,481	12,679,133
Investment securities:
Securities held-to-maturity	15,820,467	12,287,265
Securities available-for-sale	233,621	277,876
Total investment securities	16,054,088	12,565,141
Loans, net of allowance for loan losses of $1,411,070 at December 31, 2008 (unaudited), $1,353,467 at March 31, 2008	102,730,920	96,345,527
Accrued interest receivable	564,680	599,514
Premises and equipment, net	8,042,319	8,129,682
Investment required by law-stock in Federal Home Loan Bank, at cost	278,400	139,100
Deferred income taxes	432,500	395,000
Bank-owned life insurance	130,042	124,412
Prepaid income taxes	629,260	297,679
Other assets	295,702	254,568
Total assets	$135,661,392	$131,529,756
LIABILITIES
Deposits
Non-interest bearing deposits	5,188,092	4,860,365
Interest bearing deposits	115,097,331	112,779,708
Total deposits	120,285,423	117,640,073
Advances Federal Home Loan Bank	2,250,000	
Accrued interest payable	150,117	299,418
Advance payments by borrowers for taxes and insurance	328,088	290,864
Other liabilities	594,585	542,178
Total liabilities	123,608,213	118,772,533

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized; no shares issued		
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding	$16,347	$16,347
Additional paid-in capital	6,679,469	6,688,921
Retained earnings, substantially restricted	6,024,101	6,730,799
Unearned employee stock ownership plan	(608,770)	(640,810)
Accumulated other comprehensive (loss)	(57,968)	(38,034)
Total stockholder’s equity	12,053,179	12,757,223
Total liabilities and stockholders’ equity	$135,661,392	$131,529,756

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
INTEREST INCOME
Loans	$1,368,551	$1,626,996	$4,524,204	$4,723,519
Investment securities	215,205	318,537	609,692	761,098
Total interest income	1,583,756	1,945,533	5,133,896	5,484,617

INTEREST EXPENSE
Interest-bearing checking accounts	25,780	13,371	53,299	37,109
Passbook and money market accounts	164,198	276,148	515,477	774,391
Certificates of deposits	715,054	826,495	2,173,779	2,186,085
Advances from Federal Home Loan Bank	3,479		3,479	4,946
Total interest expense	908,511	1,116,014	2,746,034	3,002,531

Net interest income	675,245	829,519	2,387,862	2,482,086
Provision for loan losses	325,000	15,000	767,000	40,000
Net interest income after provision for loan losses	350,245	814,519	1,620,862	2,442,086

NON-INTEREST INCOME
Income from bank-owned life insurance			5,630	
Service charges	45,274	52,282	119,060	112,675
Rental income		7,833	5,875	17,753
Other	16,637	15,737	48,806	42,578
Total noninterest income	61,911	75,852	179,371	173,006

NON-INTEREST EXPENSE
Salaries and employee benefits	424,292	496,867	1,386,859	1,408,215
Advertising	13,601	17,331	42,568	43,107
Office supplies, telephone and postage	41,835	20,925	117,709	91,410
Net occupancy expense	162,716	186,547	497,554	521,792
Federal insurance premiums	32,316	5,629	83,639	12,541
Data processing expenses	38,420	30,721	103,616	94,452
ATM expenses	17,039	15,842	50,994	45,681
Bank charges and fees	19,893	14,229	52,912	40,947
Insurance and surety bond premiums	12,802	15,925	40,179	45,512
Dues and subscriptions	14,360	18,086	38,457	54,825
Professional fees	60,446	50,356	261,900	88,899
On-line banking expense	31,099	22,089	84,647	65,605
Other	55,237	41,755	124,724	122,721
Total noninterest expense	924,056	936,302	2,885,758	2,635,707

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(511,900)	(45,931)	(1,085,525)	(20,615)

Federal income tax (benefit)	(179,466)	(23,512)	(382,380)	(22,916)
State income tax (benefit)	1,668	(2,000)	3,553	(1,809)
Total income tax (benefit)	(177,798)	(25,512)	(378,827)	(24,725)
NET INCOME (LOSS)	$(334,102)	$(20,419)	$(706,698)	$4,110

INCOME (LOSS) PER COMMON SHARE	$(0.21)	$(0.01)	$(0.45)	$0.00

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan	Accumulated Other- Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2008	1,634,725	$16,347	$6,688,921	$6,730,799	$(640,810)	$(38,034)	$12,757,223
Comprehensive income
Net loss				(706,698)			(706,698)
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of deferred income taxes of $(13,316)						(19,934)	(19,934)
Allocation of unearned ESOP shares			(9,452)		32,040		22,588
Total comprehensive loss							(704,044)
Balance at December 31, 2008	1,634,725	$16,347	$6,679,469	$6,024,101	$(608,770)	$(57,968)	$12,053,179

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended December 31,
	2008	2007
Cash flow from operating activities
Net income (Loss)	$(706,698)	$4,110
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(11,808)	(27,437)
Depreciation	236,840	239,865
Discount accretion net of premium amortization	37,140	(26,687)
Provision for loan losses	767,000	40,000
Net gain on sale of non-marketable securities		
Net gain on sale of securities available-for-sale		
Income from bank-owned life insurance	(5,630)	
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	34,834	(227,389)
Other assets	(41,134)	19,971
Prepaid income taxes	(331,581)	132,871
Increase (decrease) in:
Accrued interest payable	(149,301)	(30,863)
Other liabilities	52,407	(76,473)
Net cash provided by (used in) operating activities	(117,931)	47,968

Cash flows from investing activities
Purchases of securities available-for-sale	(1,372)	(929)
Purchases of securities held-to-maturity	(8,181,320)	(1,500,000)
Proceeds from sale of securities available-for-sale		
Proceeds from maturities and principal repayments of securities held-to-maturity	4,610,978	2,739,074
Purchase of investment required by law – stock in Federal Home Loan Bank	(139,300)	(36,400)
Net increase in loans	(7,152,393)	(18,008,498)
Purchases of premises and equipment	(149,477)	(25,792)
Net cash used in investing activities	(11,012,884)	(16,832,545)

Cash flows from financing activities
Net increase(decrease) in deposits	2,645,350	20,329,299
Net increases in advances from Federal Hone Loan Bank	2,250,000	
Net increase in advance payments by borrowers for taxes and insurance	37,225	(16,662)
Distribution of ESOP shares	22,588	
Net cash provided by financing activities	4,955,163	20,312,637

(continued)

	Nine Months Ended December 31,
	2008	2007

Net increase (decrease) in cash and cash equivalents	$(6,175,652)	$3,528,060

Cash and cash equivalents, beginning of the period	12,679,133	8,676,380

Cash and cash equivalents, end of period	$6,503,481	$12,204,440

Supplemental Disclosures:

Cash paid during the period for interest	$2,895,336	$3,033,394

Cash paid during the period for income taxes	$2,300	$—

Loans transferred to foreclosed real estate during the period	$—	$—

Proceeds from sales of foreclosed real estate financed through loans	$—	$—

Total increase (decrease) in unrealized gain on securities available-for-sale	$33,250	$21,840

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
December 31, 2008

 (1)           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three and nine month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-K for the year ended March 31, 2008.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2008		2007		2008		2007
Numerator	$	(334,102)	$	(20,419)	$	(706,698)	$4,110
Denominators:
Basic shares outstanding		1,573,848		1,570,644		1,573,848	1,570,644
Effect of dilutive securities							
Dilutive shares outstanding		1,573,848		1,570,644		1,573,848	1,570,644
Earnings per share:
Basic	$	(0.21)	$	(0.01)	$	(0.45)	$0.00
Dilutive	$	(0.21)	$	(0.01)	$	(0.45)	$0.00

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

The Company believes that the Bank is in substantial compliance with, or has received a waiver of, the requirements of the Supervisory Agreement and has received confirmation that the OTS views the Bank to be in substantial compliance with the Supervisory Agreement.

The Bank has received relief from two portions of the Supervisory Agreement from the OTS:

•
The Bank may refinance, extend or otherwise modify an existing commercial loan so long as no new or additional funds are advanced, without the need for the Regional director’s prior written non objection.

•
The OTS also modified the sections regarding the internal loan review, eliminating the requirement that the Audit Committee engage an independent third party. It also reduced the scope of the reviews required on a quarterly basis.

The remainder of the Supervisory Agreement will remain in effect until terminated, modified or suspended in writing by the OTS. The failure to comply with the Supervisory Agreement could result in the initiation of formal enforcement action by the OTS, including the imposition of civil monetary penalties.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the nine months ended December 31, 2008 and 2007 is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview.  Total assets at December 31, 2008 were $135.6 million, an increase of $4.1 million, or 3.1%, from total assets of $131.5 million at March 31, 2008.  The increase in assets was primarily due to an increase in loans and investments but was offset by a decrease in cash.

Loans.  At December 31, 2008, total loans, net, were $102.7 million, or 75.7% of total assets.  In the nine months ended December 31, 2008, the loan portfolio grew $6.4 million, or 6.6%.  The residential real estate loan portfolio increased $6.9 million but was offset by a decrease in commercial and construction loans.

Table 1: Loan Portfolio Analysis
	December 31,		March 31,
	2008		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$67,883	64.8%	$61,007	61.7%
Commercial and multi-family	23,011	22.0	23,974	24.2
Construction	2,670	2.5	3,121	3.2
Total real estate loans	93,564	89.3	88,102	89.1
Commercial loans	8,606	8.2	8,214	8.3
Consumer loans	2,627	2.5	2,553	2.6
Total loans	104,797	100.0%	98,869	100.0%
Loans in process	(546)		(1,032)
Net deferred loan fees	(109)		(138)
Allowance for losses	(1,411)		(1,353)
Loans, net	$102,731		$96,346

Nonperforming Loans. Total nonperforming loans at December 31, 2008 increased $3.6 million primarily due to 16 commercial loans and 5 residential loans being classified as nonaccrual.

Table 2: Nonperforming Assets
	December 31,	March 31,
(Dollars in thousands)	2008	2008
Nonaccrual loans	$3,684	$—
Accruing loans past due 90 days or more	—	1,761
Total of nonaccrual and 90 days or more past due loans	3,684	1,761
Real estate owned	—	—
Other nonperforming assets	—	—
Total nonperforming assets	3,684	1,761
Troubled debt restructurings	—	—
Troubled debt restructurings and total nonperforming assets	$3,684	$1,761

Total nonperforming loans to total loans	3.5%	1.78%
Total nonperforming loans to total assets	2.7	1.34
Total nonperforming assets and troubled debt restructurings to total assets	2.7	1.34

Securities.  The investment securities portfolio was $16.0 million, or 11.8% of total assets, at December 31, 2008.  At that date,76.7% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. The $3.5 million increase in our portfolio represents purchase of mortgage backed securities to increase our net income.

Table 3: Investment Securities
	December 31,		March 31,
	2008		2008
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Mutual funds	$235	$234	$234	$278
Total available for sale	235	234	234	278

Securities held to maturity:
U.S. Government and agency securities	3,504	3,513	3,500	3,513
Mortgage-backed securities	12,316	12,602	8,787	9,015
Total held to maturity	15,820	16,115	12,287	12,528
Total	$16,055	$16,349	$12,521	$12,806

Deposits.  Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits.  We consider demand deposits and money market and passbook accounts to be core deposits.  We do not have any brokered deposits. At December 31, 2008, core deposits were 42.8% of total deposits.  Deposits increased $2.6 million, or 2.2%, in the nine months ended December 31, 2008, as core deposits grew $3.4 million and time deposits decreased $0.8 million. Certificates of deposit declined due to the maturity of high interest rate certificates of deposit opened as a promotion of our Cinnaminson branch office.

Table 4: Deposits
	December 31,		March 31,
	2008		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$5,188	4.3%	$4,860	4.1%
Interest-bearing demand deposits	11,283	9.4	7,839	6.7
Savings and money market accounts	35,055	29.1	35,369	30.1
Certificates of deposit	68,759	57.2	69,572	59.1
Total	$120,285	100.0%	$117,640	100.0%

Borrowings.  In recent periods, we have occasionally used short-term FHLB advances as an additional source of liquidity.  At December 31, 2008, we had $2,250,000 in  short-term advances outstanding.

Results of Operations for the Nine Months Ended December 31, 2008 and 2007

 Financial Highlights. Net loss for the nine months ended December 31, 2008 was $706,698 compared to net income of $4,110 for the nine months ended December 31, 2007.  An increase of $727,000 in the provision for loan loss and higher noninterest expense primarily contributed to the net loss.

Table 5: Summary Income Statements

Nine months ended December 31, (Dollars in thousands)	2008		2007	2008 v. 2007	% Change
Net interest income	$2,388		$2,482	$(94)	(3.8)%
Provision for loan losses	767		40	727	1817.5
Noninterest income	179		173	6	3.5
Noninterest expenses	2,886		2,636	250	9.5
Net income	(707)		4	(711)	(17775.0)
Return on average equity (annualized)	(7.52	) %	.04%
Return on average assets (annualized)	(0.73	) %	─

Net Interest Income.  Net interest income decreased $94,000 to $2.4 million for the nine months ended December 31, 2008 from $2.5 million for the same period in 2007 primarily due to a decline in interest earned on loans and investment securities, partially offset by a decline in interest paid on deposits. The 28 basis point decrease in the net interest margin to 2.64% reflected the decrease in the ratio of average interest-earning assets to average interest-bearing liabilities.

Average loans in the nine months ended December 31, 2008 increased $8.7 million, or 9.6%, compared with the same period in 2007, driven by growth in residential, commercial and multi-family mortgages and home equity loans.  Average investment securities in the nine months ended December 31, 2008 increased $585,000 or 4.0%, compared to the same period in 2007.  The increase in the investment portfolio was achieved through transfer of cash and cash equivalents to higher yielding investments.  The shift in the mix of interest-earning assets, combined with lower market rates, decreased the average yield on earning assets to 5.67% for the nine months ended December 31, 2008, compared with 6.44% for the same period in 2007.

Average interest-bearing deposits in the nine months ended December 31, 2008 increased $7.0 million, or 6.8%, compared with the same period in 2007 due to increases in savings accounts and time deposits, partially offset by lower demand deposit balances.  Average savings and money market balances increased over the prior year as higher rates for these accounts made them more attractive and we promoted a tiered money market account.  Average time deposits decreased as we promoted select deposit maturities.  Decreases in market interest rates, combined with a shift from demand deposits to money market accounts, decreased the average cost of deposits to 3.27% compared with 3.83% for the same period in 2007.

Table 6: Analysis of Net Interest Income

Nine months ended December 31, (Dollars in thousands)	2008	2007	2008 v. 2007		% Change
Components of net interest income
Loans	$4,524	$4,724	$(200)		(4.2)%
Investment securities	610	761	(151)		(19.8)
Total interest income	5,134	5,485	(351)		(6.4)
Deposits	2,743	2,998	(255)		(8.5)
Borrowings	3	5	(2)		(40.0)
Total interest expense	2,746	3,003	(257)		(8.6)
Net interest income	2,388	2,482	(94)		(3.8)
Average yields and rates paid
Interest-earning assets	5.67%	6.44%	(77	)bp
Interest-bearing liabilities	3.27	3.83	(56	)bp
Interest rate spread	2.40	2.61	(21	)bp
Net interest margin	2.64	2.92	(28	)bp
Average balances
Loans	$100,092	$91,342	8,750		9.6%
Investment securities	15,108	14,523	585		4.0
Other earning assets	5,482	7,608	(2,126)		(27.9)
Interest-bearing deposits	111,331	104,288	7,043		6.8
Borrowings	472	139	333		239.6

 Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $767,000 in the nine months ended December 31, 2008 compared to $40,000 in the same period in 2007.  The addition to the allowance was due to identified weaknesses in the loan portfolio resulting from worsening economic conditions and decreasing property values in the local market.  We had $724,000 in charge-offs in the nine months ended December 31, 2008, compared to $68,000 charge-offs in the same prior year period.

Table 7: Analysis of Loan Loss Experience

Nine months ended December 31, (Dollars in thousands)	2008	2007
Allowance at beginning of period	$1,353	$492
Provision for loan losses	767	40
Total charge-offs	(724)	(68)
Recoveries	15	–
Net charge-offs	(709)	(68)
Allowance at end of period	$1,411	$464

Allowance to nonperforming loans	38.3%	38.4%
Allowance to total loans outstanding at the end of the period	1.35	.48
Net charge-offs (recoveries) to average loans outstanding during the period	0.71	0.07

Non-Interest Income.  Noninterest income increased in the nine months ended December 31, 2008 compared to the same period in the prior year primarily as a result of income from service charges.
Rental income declined due the vacant rental space, previously occupied.

Table 8: Noninterest Income Summary

Nine months ended December 31, (Dollars in thousands)	2008	2007	$ Change	% Change

Income from bank-owned life insurance	$5	$—	$5	0%
Service charges	119	113	6	5.3
Rental income	6	18	(12)	(66.7)
Other	49	42	7	16.7
Total	$179	$173	6	3.5

Non-Interest Expenses.  Noninterest expenses rose in the nine months ended December 31, 2008 over the same period in the prior year primarily due to increases in professional fees and federal insurance premiums associated with the Supervisory agreement.

Table 9: Noninterest Expense Summary

Nine months ended December 31, (Dollars in thousands)	2008	2007	$ Change	% Change
Salaries and employee benefits	$1,387	$1,408	$(21)	(1.5)%
Advertising	42	43	(1)	(2.3)
Office supplies, telephone and postage	118	91	27	29.7
Net occupancy expense	497	522	(25)	(4.8)
Federal insurance premiums	84	12	72	600.0
Data processing expenses	104	94	10	10.6
ATM expenses	51	46	5	10.9
Bank charges and fees	53	41	12	29.3
Insurance and surety bond premiums	40	46	(6)	(13.0)
Dues and subscriptions	38	55	(17)	(30.9)
Professional fees	262	89	173	194.4
On-line banking expenses	85	66	19	28.8
Other	125	123	2	1.6
Total	$2,886	$2,636	250	9.5

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2008, cash and cash equivalents totaled $6.5 million.  In addition, at December 31, 2008, we had arrangements to borrow up to $11 million from the Federal Home Loan Bank of New York.  On December 31, 2008, we had 2,250,000 in advances outstanding.

A significant use of our liquidity is the funding of loan originations.  At December 31, 2008, we had no loan commitments outstanding.  In addition, we had $6.8 million in unused lines of credit.  Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of December 31, 2008 totaled $46.0 million, or 66.9% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2009.  We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2008, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the nine months ended December 31, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(2)	Incorporated by reference from Exhibit 99.1 of the Form 8-K filed with the Securities andExchange Commission on December 20, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELANCO BANCORP, INC.

Dated: February 12, 2009	By:	/s/ Douglas R. Allen, Jr.
Douglas R. Allen, Jr.
President, Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer)