Form 10-K
period 2009-03-31
Delanco Bancorp, Inc
filed 2009-06-26
CIK 1382413

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes  ☐  No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2008 was approximately $3.8 million.

The number of shares outstanding of the registrant’s common stock as of June 30, 2009 was 1,634,725.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

INDEX

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

Management’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Delanco Bancorp and its subsidiaries include, but are not limited to, the following: interest rate trends; the general economic climate in the market area in which we operate, as well as nationwide; our ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in this Annual Report on Form 10-K under “Item 1A—Risk Factors.” These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. We assume no obligation to update any forward-looking statements.

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

Market Area

We are headquartered in Delanco Township, New Jersey. In addition to our main office, we operate a full-service branch office in Cinnaminson, New Jersey. Delanco and Cinnaminson are in western Burlington County, New Jersey, across the Delaware River from northeastern Philadelphia. Historically, substantially all of our loans were made to borrowers who resided within approximately ten miles of our main office. Beginning in 2005 we expanded our lending area to all of Pennsylvania and New Jersey, with a focus on Philadelphia and southwestern New Jersey. During 2008,we refocused our lending to southwestern New Jersey.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. Several large holding companies operate banks in our market area, including Bank of America, Wachovia (now part of Wells Fargo & Company), TD Bank and PNC Bank. These institutions are significantly larger than us and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2008, which is the most recent date for which data is available from the FDIC, we held less than 1% of the deposits in Burlington County, New Jersey.

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

We will make loans with loan-to-value ratios up to 95%; however, we require private mortgage insurance for loans with a loan-to-value ratio over 80%. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

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

Commercial and Multi-Family Real Estate Loans. We offer fixed- and adjustable-rate mortgage loans secured by a variety of commercial and multi-family real estate, such as small office buildings, warehouses, retail properties and small apartment buildings. We originate a variety of fixed- and adjustable-rate commercial real estate and multi-family real estate loans generally for terms up to 10 years and payments based on an amortization schedule of up to 25 years. Adjustable-rate loans are typically based on the Prime Rate. Loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value.

 On December 17, 2007, Delanco Federal Savings Bank entered into a Supervisory Agreement with the OTS. The entry into the Supervisory Agreement was based on the Bank’s 2007 report of examination in which the OTS concluded that grounds existed for the initiation of administrative proceedings against the Bank. The Supervisory Agreement imposes certain restrictions on the operations of the Bank, including limiting the Bank’s ability to engage in commercial lending without prior written non-objection from the OTS and the Bank’s ability to grow its assets. See “Regulation and Supervision-Supervisory Agreement” for a detailed description of the Supervisory Agreement.

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

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.

From time to time, we will purchase participations in loans from the Thrift Institutions Community Investment Corporation of New Jersey to supplement our lending portfolio. Loan participations totaled $1.3 million at March 31, 2009. Loan participations are also subject to the same credit analysis and loan approvals as loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At March 31, 2009, our regulatory limit on loans to one borrower was $1.7 million. At that date, our largest lending relationship was $1.1 million and was secured by residential investment real estate. This loan was performing in accordance with its original terms at March 31, 2009.

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

At March 31, 2009, our investment portfolio totaled $14.5 million, or 11.1% of total assets, and consisted primarily of mortgage-backed securities and debt securities of government sponsored enterprises.

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

Personnel

As of March 31, 2009, we had 32 full-time equivalent employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At March 31, 2009, Delanco Federal Savings Bank met each of these capital requirements.

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the OTS within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institutions total assets when it became undercapitalized or the amount necessary to achieve compliance with all applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. Education loans, credit card loans and small business loans may be considered “qualified thrift investments.” A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 2009, Delanco Federal Savings Bank maintained 97.2% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

The Sarbanes-Oxley Act generally prohibits loans by Delanco Bancorp to its executive officers and directors.  However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Delanco Federal Savings Bank to its executive officers and directors in compliance with federal banking regulations.  Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features.   Delanco Federal Savings Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public.  Notwithstanding this rule, federal regulations permit Delanco Federal Savings Bank to make loans to executive officers at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

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

Insurance of Deposit Accounts.   Delanco Federal Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned, with less risky institutions paying lower assessments.  For calendar 2008, assessments ranged from five to forty-three basis points of assessable deposits.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to losses incurred by the Deposit Insurance Fund from failed institutions in 2008, and anticipated future losses, the FDIC adopted, pursuant to a Restoration Plan to replenish the fund, an across the board seven basis point increase in the assessment range for the first quarter of 2009.  The FDIC subsequently adopted further refinements to its risk-based assessment system, effective April 1, 2009, that effectively make the range seven to 77 1/2 basis points.  The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.  The FDIC has also imposed on all insured institutions an emergency special assessment of 5 basis points of an institution’s assets minus its Tier 1 capital as of June 30, 2009 in order to cover losses to the Deposit Insurance Fund.  The amount of the special assessment, however, would not exceed 10 basis points times the institution’s assessment base for the 2nd quarter 2009 risk-based assessment.  The FDIC  reserves the authority to impose additional emergency assessments of up to five basis points per quarter in 2009, as deemed necessary.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2010.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies would be guaranteed by the FDIC for a limited period.  Delanco Federal Savings Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and Delanco Federal Savings Bank, Delanco MHC and Delanco Bancorp opted to not participate in the unsecured debt guarantee program.

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

Federal Home Loan Bank System.  Delanco Federal Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  Delanco Federal Savings Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  Delanco Federal Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2009 of $346,000.

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

Delanco Federal Savings Bank received an “outstanding” rating as a result of its most recent Community Reinvestment Act assessment.

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

Waivers of Dividends by Delanco MHC. OTS regulations require Delanco MHC to notify the OTS if it proposes to waive receipt of dividends from Delanco Bancorp.  The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to a waiver if:  (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.  We anticipate that Delanco MHC will seek to waive dividends that Delanco Bancorp may pay, if any.

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

ITEM 1A. RISK FACTORS

We had operating losses during the last three fiscal years.  Continued losses may have an adverse impact on our stock price.

We reported net losses of $1,231,000, $1,067,000 and $155,000 for the years ended March 31, 2009, 2008 and 2007, respectively.  Included in net income for fiscal 2007 was an after-tax gain of $270,000 relating to the sale of Freddie Mac stock.  Without this gain, we would have incurred a larger loss for the year ended March 31, 2007.  The primary reasons for our losses were that we increased our provision for loan losses, our expenses increased as a result of building and staffing our new Cinnaminson facility and our net interest spread declined as a result of market conditions.

A continuation of recent turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry.  Dramatic declines in the U.S. housing market over the past eighteen months, with falling home prices, increasing foreclosures and increasing unemployment, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions and that they will not result in adverse unintended consequences.  Factors that could continue to pressure financial services companies, including Delanco Bancorp, are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses and reserves, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (3)  capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) recessionary conditions that are deeper or last longer than currently anticipated.

Over the past two fiscal years, we have experienced an increase in non-performing and classified assets.  Total nonperforming assets increased to $8.7 million at March 31, 2009 from $1.8 million at March 31, 2008, while nonperforming assets as a percentage of total loans increased to 6.92% at March 31, 3009 from 1.34% at March 31, 2008.  We took provisions for loan losses of $1.1 and $1.5 million for the fiscal years ended March 31, 2009 and 2008.  At March 31, 2009, the allowance for loan losses was 17.74% of non-performing loans and 1.47% of total loans.  For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

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

If we do not rent the excess office space in our Cinnaminson branch building, it will negatively impact earnings.

Our Cinnaminson branch was designed and built to have rental units for third party tenants. Our inability to rent those units will necessitate that the Bank cover all of the operating expenses for the building without the rental income to offset those expenses, thus having a negative impact on our earnings.  Currently, all of the rental space is vacant.

Our previous emphasis on commercial lending may expose us to increased lending risks.

At March 31, 2009 $30.7 million, or 29.1% of our loan portfolio consisted of commercial and multi-family real estate loans and commercial business loans, down from $32.2 million at March 31,2008.  These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property or a business.  These types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for potential losses.  While the number of new commercial loans generated in the past year has been significantly reduced as compared to recent years, the existing commercial loan portfolio contains potential risks. The amount of non-performing and classified commercial loans has increased during the past year. Even though the Bank has been working on collecting the money owed by either collection efforts or the repossession of collateral and/or foreclosure of real estate, there is no guaranty that the Bank will receive the full amount due and that the existing loan loss allowance will be sufficient to cover the losses. See “Regulation and Supervision—Supervisory Agreement” for further information on certain restrictions regarding our ability to engage in commercial lending.

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

Special FDIC Assessments Will Hurt Our Earnings

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund.  As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance.  The base assessment rate was increased by seven basis points (7 cents for every $100 of deposits) for the first quarter of 2009.  Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components.  These increases in the base assessment rate will increase our deposit insurance costs and negatively impact our earnings.  In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures.  The emergency assessment amounts to 5 basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base.  The assessment will be collected on September 30, 2009.  The special assessment will negatively impact our earnings.  In addition, the FDIC may impose additional emergency special assessments after June 30, 2009, of up to 5 basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. The earliest possible date for imposing any such additional special assessment is September 30, 2009, with collection on December 30, 2009.  The latest date possible for imposing any such additional special assessment is December 31, 2009, with collection on March 30, 2010.  Any additional emergency special assessment imposed by the FDIC will further hurt our earnings.

Our allowance for loan losses may be inadequate, which could hurt our earnings.

When borrowers default and do not repay the loans that we make to them, we may lose money.  The allowance for loan losses is the amount estimated by management as necessary to cover probable losses in the loan portfolio at the statement of financial condition date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  If our estimates and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient, and additional loan loss provisions might need to be made.  Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material.  We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods.

In addition, bank regulators may require us to make a provision for loan losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our loan loss allowance.  Any increase in our allowance for loan losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.  Please see “Allowance for Loan Losses” under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the procedures we follow in establishing our loan loss allowance.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition in making loans, attracting deposits and hiring and retaining experienced employees.  This competition has made it more difficult for us to make new loans and attract deposits.  Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which reduces our net interest income.  Competition also makes it more difficult and costly to attract and retain qualified employees.  At June 30, 2008, which is the most recent date for which data is available from the FDIC, we held less than 1% of the deposits in Burlington County, New Jersey.  Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

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

Our mutual holding company structure limits our ability to raise additional equity capital.

Our mutual holding company structure limits our ability to raise additional equity capital without undertaking a second-step conversion transaction because we cannot issue stock in an amount that would cause Delanco HC to own less than a majority of our outstanding shares.  Currently, Delanco MHC owns 55% of our outstanding shares.  In addition, any stock issuance by us must be approved by the Office of Thrift Supervision and must be structured in a manner similar to a mutual to stock conversion, including the stock purchase priorities accorded to members of the mutual holding company, unless otherwise approved by the Office of Thrift Supervision.  These requirements limit our ability to control the timing and structure of a stock offering.

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

We conduct our business through our main office in Delanco, New Jersey and our branch office in Cinnaminson, New Jersey, both of which we own.  The net book value of our land, buildings, furniture, fixtures and equipment was $8.0 million as of March 31, 2009.

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

The common stock of Delanco Bancorp is quoted on the OTC Bulletin Board under the symbol “DLNO.OB.”  The following table sets forth the high and low sales prices of the common stock, as reported by the OTC Bulletin Board, during each quarter of fiscal 2009 and 2008.  As of June 15, 2009 there were approximately 420 holders of record of the Company’s common stock.

For the Year Ended March 31, 2009	High	Low

First Quarter	$7.50	$6.15
Second Quarter	7.10	5.00
Third Quarter	8.75	1.50
Fourth Quarter	4.00	1.50

For the Year Ended March 31, 2008	High	Low

First Quarter	$10.25	$8.50
Second Quarter	9.40	8.41
Third Quarter	9.00	6.40
Fourth Quarter	7.50	6.15

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

As of March 31, 2009, Delanco Bancorp satisfied all prescribed capital requirements.  Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations.  To date, we have not declared any cash dividends.

Since completion of the offering on March 30, 2007, we have not repurchased any of our common stock and have no publicly announced repurchase plans or programs.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended March 31,
(Dollars in thousands)	2009	2008	2007
Financial Condition Data:
Total assets	$130,468	$131,530	$111,061
Investment securities	14,505	12,565	16,075
Loans receivable, net	103,624	96,346	76,498
Deposits	113,983	117,640	95,989
Borrowings	3,750	─	─
Total stockholders’ equity	11,521	12,757	13,822

Operating Data:
Interest income	$6,793	$7,340	$4,765
Interest expense	3,578	4,053	2,534
Net interest income	3,215	3,287	2,231
Provision for loan losses	1,127	1,450	255
Net interest income after provision for loan losses	2,088	1,837	1,976
Noninterest income	188	229	622
Noninterest expenses	4,010	3,485	2,862
Income before taxes	(1,734)	(1,419)	(264)
Income tax expense	(503)	(352)	(109)
Net income	(1,231)	$(1,067)	$(155)

Per Share Data:
Earnings per share, basic	$(0.78)	(0.68)	(0.10)
Earnings per share, diluted	(0.78)	(0.68)	(0.10)
Weighted average shares – basic	1,577,052	1,570,644	1,570,644
Weighted average shares – diluted	1,577,052	1,570,644	1,570,644

	Years Ended March 31,
	2009	2008	2007
Performance Ratios:
Return on average assets	(0.95)%	(0.85)%	(0.17)%
Return on average equity	(9.97)	(7.93)	(1.83)
Interest rate spread (1)	2.50	2.53	2.64
Net interest margin (2)	2.68	2.84	2.76
Noninterest expense to average assets	3.08	2.78	3.16
Efficiency ratio (3)	117.84	99.12	100.32
Average interest-earning assets to average interest-bearing liabilities	106.88	108.88	104.00
Average equity to average assets	9.48	10.73	9.40

Capital Ratios (4):
Tangible capital	8.68	7.29	9.66
Core capital	8.68	7.29	9.66
Total risk-based capital	13.91	9.46	13.62

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.47	1.37	0.63
Allowance for loan losses as a percent of nonperforming loans	17.74	76.83	87.23
Net charge-offs (recoveries) to average outstanding loans during the period	0.94	0.64	─
Non-performing loans as a percent of total loans	8.27	1.78	0.72

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Capital ratios are for Delanco Federal Savings Bank.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

A secondary source of income is non-interest income, which is revenue that we receive from providing products and services.  The majority of our non-interest income generally comes from service charges (mostly from service charges on deposit accounts).  In some years, we recognize income from the sale of loans and securities.  Our facility in Cinnaminson includes space that we will rent to other businesses. Currently, all of the rental space is vacant.

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

Our largest noninterest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits.  We have incurred additional noninterest expenses as a result of operating as a public company.  These additional expenses consist primarily of legal and accounting fees, expenses of stockholder communications and meetings and expenses related to the addition of personnel in our accounting department.  In the future, we may recognize additional annual employee compensation expenses stemming from share-based compensation.  We cannot determine the actual amount of this expense at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. A reduction in estimated future taxable income requires us to record a valuation allowance against our deferred tax assets. A valuation allowance totaling $500,000 was set up resulting in an additional income tax of $80,000 in the period.

Balance Sheet Analysis

Overview.  Total assets at March 31, 2009 were $130.5 million, a decrease of $1.0 million, or 0.8%, from total assets of $131.5 million at March 31, 2008.  The change in the asset composition primarily reflected growth of the loan and investment portfolios, offset by a decrease in cash.

Loans. At March 31, 2009, total loans, net, were $103.6 million, or 79.4% of total assets.  During the year ended March 31, 2009, the loan portfolio grew $7.3 million, or 7.6%, with the residential real estate loan portfolio accounting for $9.8 million of the increase.  Commercial loans declined from the year earlier period.

Table 1: Loan Portfolio Analysis
	2009		2008		2007
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$70,806	67.2%	$61,007	61.7%	$46,782	59.9%
Commercial and multi-family	26,054	24.7	23,974	24.2	12,681	16.3
Construction	1,796	1.7	3,121	3.2	2,061	2.6
Total real estate loans	98,656	93.6	88,102	89.1	61,524	78.8
Commercial loans	4,618	4.4	8,214	8.3	15,124	19.4
Consumer loans	2,134	2.0	2,553	2.6	1,396	1.8
Total loans	105,408	100.0%	98,869	100.0%	78,044	100.0%
Loans in process	(139)		(1,032)		(916)
Net deferred loan fees	(98)		(138)		(138)
Allowance for losses	(1,547)		(1,353)		(492)
Loans, net	$103,624		$96,346		$76,498

The following table sets forth certain information at March 31, 2009 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.The amounts shown below exclude applicable loans in process, unearned interest in consumer loans and net deferred loan costs. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate.  When market interest rates rise, as has occurred in recent periods, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Table 2: Contractual Maturities and Interest Rate Sensitivity
March 31, 2009 (Dollars in thousands)	Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$5,382	$1,970	$186	$7,538
More than one to five years	39,795	2,352	749	42,896
More than five years	53,479	296	1,199	54,974
Total	$98,656	$4,618	$2,134	$105,408

Interest rate terms on amounts due after one year:
Fixed-rate loans	$87,407	$1,943	$1,089	$90,439
Adjustable-rate loans	11,249	2,675	1,045	14,969
Total	$98,656	$4,618	$2,134	$105,408

Securities. The investment securities portfolio was $14.5 million, or 11.1% of total assets, at March 31, 2009.  At that date, 81.1% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities.  In recent periods we have focused on growing our loan portfolio.  The $2 million increase in our portfolio represents the purchase of mortgage backed securities to increase our net income.

Table 3: Investment Securities
	2009		2008		2007
March 31, (Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Mutual funds	$245	223	$234	$278	$212	$253
Total available for sale	245	223	234	278	212	253

Securities held to maturity:
Government sponsored enterprise securities	2,500	2,508	3,500	3,513	4,000	3,942
Mortgage-backed securities	11,782	12,223	8,787	9,015	11,822	11,810
Total held to maturity	14,282	14,731	12,287	12,528	15,822	15,752
Total	$14,527	$14,954	$12,521	$12,806	$16,034	$16,005

The following table sets forth the stated maturities and weighted average yields of our mortgage-backed securities at March 31, 2009.  Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.  Approximately $1.5 million of the mortgage-backed securities listed have adjustable interest rates.

Table 4: Investment Maturities Schedule
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
March 31, 2009	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available-for-sale:
Mutual funds	$–	–%	$–	–%	$–	–%	$–	–%	$223	–%
Total available for sale	–	–	–	–	–	–	–	–	223	–

Securities held to maturity:
Government sponsored enterprise securities	–	–	–	–	2,500	4.04	–	–	2,500	4.04
Mortgage-backed securities	–	–	4,926	5.25	922	4.41	5,934	.84	11,782	4.98
Total held to maturity	–	–	4,926	5.25	3,422	4.14	5,934	4.84	14,282	4.82
Total	$–	–%	$4,926	5.25%	$3,422	4.14%	$5,934	4.84%	$14,505	4.82%

Deposits.  Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits.  We consider demand deposits and money market and passbook accounts to be core deposits.  At March 31, 2009, core deposits were 45.4% of total deposits.  Deposits decreased $3.7 million, or 3.1%, during the year ended March 31, 2009, as core deposits grew $3.7 million and time deposits decreased $7.4 million.  Certificates of deposit declined due to the maturity of high interest rate certificates of deposit opened as a promotion of our Cinnaminson branch office.

Table 5: Deposits
	2009		2008		2007
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$2,519	2.2%	$4,860	4.1%	$3,372	3.5%
Interest-bearing demand deposits	10,036	8.8%	7,839	6.7	7,930	8.3
Savings and money market accounts	39,241	34.4%	35,369	30.1	33,163	34.5
Certificates of deposit	62,187	54.6%	69,572	59.1	51,524	53.7
Total	$113,983	100.0%	$117,640	100.0%	$95,989	100.0%

Table 6: Time Deposit Maturities of $100,000 or more
March 31, 2009 (Dollars in thousands)	Certificates of Deposit
Maturity Period
Three months or less	$2,916
Over three through six months	2,247
Over six through twelve months	3,032
Over twelve months	5,821
Total	$14,016

Borrowings. For recent periods, we have occasionally used short-term FHLB advances as an additional source of liquidity.  At March 31, 2009, we had $3.8 million of short-term advances outstanding.

Table 7: Borrowings
March 31, (Dollars in thousands)	2009	2008	2007
Maximum amount outstanding at any month end during the period:
FHLB advances	$3,750	$750	$2,800
Average amount outstanding during the period (1):
FHLB advances	833	104	658
Weighted average interest rate during the period (1):
FHLB advances	1.48%	5.19%	5.62%
Balance outstanding at end of period:
FHLB advances	3,750	─	—
Weighted average interest rate at end of period:
FHLB advances	1.26	─	—

(1)	Averages are based on month-end balances.

Results of Operations for the Years Ended March 31, 2009 and 2008

Financial Highlights. Net loss for the year ended March 31, 2009 was $1.2 million compared to a loss of $1.1 million for the year ended March 31, 2008.  The increase of $212,000 in data processing expense due to the core processor conversion, an increase of $195,000 in professional fees associated with the Supervisory Agreement and the additional $1.1 million provision for loan losses were the primary reasons for the net loss.

Table 8: Summary Income Statements
Year Ended March 31, (Dollars in thousands)	2009	2008		2009 v. 2008	% Change
Net interest income	$3,215	$3,287		$(72)	(2.2)%
Provision for loan losses	1,127	1,450		(323)	(22.3)
Noninterest income	188	229		(41)	(17.9)
Noninterest expenses	4,010	3,485		525	15.1
Net income	(1,231)	(1,067)		(164)	(15.4)

Return on average equity	(9.97)%	(7.93	) %
Return on average assets	(0.95)%	(0.85	) %

Net Interest Income.  Net interest income decreased $72,000 to $3.2 million for the year ended March 31, 2009 from $3.3 million for the year ended March 31, 2008 primarily due to a decline in interest earned on loans and investment securities, partially offset by a decline in interest paid on deposits. The 16 basis point decrease in the net interest margin to 2.68% reflected the decrease in the ratio of average interest-earning assets to average interest-bearing liabilities.

Average loans in the year ended March 31, 2009 increased $7.0 million, or 7.6%, compared with the same period in 2008, driven by growth in residential, commercial and multi-family mortgages and home equity loans.  Average investment securities in year ended March 31, 2009 increased $431,000, or 3.0%, compared to the same period in 2008.  The increase in the investment portfolio was achieved through transfer of cash and cash equivalents to higher yielding investments. Lower market rates decreased the average yield on earning assets to 5.67% for the year ended March 31, 2009, compared with 6.34% for the same period in 2008.

Average interest-bearing deposits in the year ended March 31, 2009 increased $5.9 million, or 5.5%, compared with the same period in 2008 due to increases in savings accounts and time deposits, partially offset by lower demand deposit balances.  Average savings and money market balances increased over the prior year as higher rates for these accounts made them more attractive and we promoted a tiered money market account.  Average time deposits decreased as we promoted select deposit maturities.  Decreases in market interest rates reduced the average cost of deposits to 3.17%, compared with 3.81% for the same period in 2008.

Table 9: Analysis of Net Interest Income
Year Ended March 31, (Dollars in thousands)	2009	2008	2009 v. 2008		% Change
Components of net interest income
Loans	$5,987	$6,298	$(311)		(4.9)%
Investment securities	806	1,042	(236)		(22.6)
Total interest income	6,793	7,340	(547)		(7.5)
Deposits	3,568	4,048	(480)		(11.9)
Borrowings	10	5	5		100.0
Total interest expense	3,578	4,053	(475)		(11.7)
Net interest income	3,215	3,287	(72)		(2.2)
Average yields and rates paid
Interest-earning assets	5.67%	6.34%	(67	)bp
Interest-bearing liabilities	3.17	3.81	(64)
Interest rate spread	2.50	2.53	(3)
Net interest margin	2.68	2.84	(16)
Average balances
Loans	$99,692	$92,667	$7,025		7.6
Investment securities	14,726	14,295	431		3.0
Earning assets	119,843	115,794	4,049		3.5
Interest-bearing deposits	112,128	106,244	5,884		5.5

Provision for Loan Losses.   The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $1.1 million in the year ended March 31, 2009 compared to $1.5 million in the year ended March 31, 2008.  The decrease in the provision for loan losses was primarily attributable to management’s systematic evaluation of risk associated with the loan portfolio.  We had $1.3 million in charge-offs in the year ended March 31, 2009, compared to $593,000 in charge-offs in the year ended March 31, 2008.

The allowance for loan losses was $1.5 million, or 1.47% of total loans outstanding as of March 31, 2009 as compared with $1.4 million, or 1.37% as of March 31, 2008.  An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income.  Noninterest income decreased in the year ended March 31, 2009 compared to the prior year primarily as a result of income from services charges.  Rental income declined due to the vacant rental space, which was previously occupied.

Table 10: Noninterest Income Summary
Year Ended March 31, (Dollars in thousands)	2009	2008	$ Change	% Change
Service charges	$108	$134	$(26)	(19.4)%
Rental income	6	22	(16)	(72.7)
Income from bank owned life insurance	6	–	6	
Other	68	73	(5)	(6.8)
Total	$188	$229	$(41)	(17.9)%

Noninterest Expenses. Noninterest expenses rose in the year ended March 31, 2009 over the prior year due primarily to increases in professional fees and federal deposit insurance premiums associated with the Supervisory Agreement. Data processing expense increased due to the core processor conversion expense of $181,000.

Table 11: Noninterest Expense Summary
Year Ended March 31, (Dollars in thousands)	2009	2008	$ Change	% Change
Salaries and employee benefits	$1,863	$1,810	$53	2.9%
Advertising	51	61	(10)	(16.4)
Office supplies, telephone and postage	150	129	21	16.3
Net occupancy expense	667	686	(19)	(2.8)
Federal insurance premiums	116	29	87	300.0
Data processing expenses	338	126	212	168.3
ATM expenses	70	61	9	14.8
Bank charges and fees	71	55	16	29.1
Insurance and surety bond premiums	42	57	(15)	(26.3)
Dues and subscriptions	52	79	(27)	(34.2)
Professional fees	329	134	195	145.5
On-line banking expenses	111	91	20	22.0
Other	150	167	(17)	(10.2)
Total	$4,010	$3,485	$525	15.1%

Income Tax Benefit. The credit for income taxes was $503,000 for 2009, compared to a credit of $353,000 for 2008.

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

Table 12: Average Balance Tables
	2009			2008
Year Ended March 31, (Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$99,692	$5,987	6.01%	$92,667	$6,298	6.80%
Investment securities	14,726	735	4.99	14,295	765	5.35
Other interest-earning assets	5,425	71	1.31	8,832	277	3.14
Total interest-earning assets	119,843	6,793	5.67	115,794	7,340	6.34

Noninterest-earning assets	10,407			9,532
Total assets	$130,250			$125,326

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,610	78	0.74	$7,926	50	0.63
Savings and money market accounts	35,452	668	1.88	35,801	978	2.73
Certificates of deposit	66,066	2,822	4.27	62,517	3,020	4.83
Total interest-bearing deposits	112,128	3,568	3.18	106,244	4,048	3.81

FHLB advances	833	10	1.20	104	5	4.81
Total interest-bearing liabilities	112,961	3,578	3.17	106,348	4,053	3.81

Noninterest-bearing demand deposits	3,584			4,370
Other noninterest-bearing liabilities	1,354			1,390
Total liabilities	117,899			112,108

Retained earnings	12,351			13,218
Total liabilities and retained earnings	$130,250			$125,326

Net interest income		$3,215			$3,287
Interest rate spread			2.50			2.53
Net interest margin			2.68			2.84
Average interest-earning assets to average interest-bearing liabilities	106.88%			108.88%

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

Table 13:  Net Interest Income – Changes Due to Rate and Volume

2009 Compared to 2008 (Dollars in thousands)	Volume	Rate	Net

Interest income:
Loans receivable	$478	$(789)	$(311)
Investment securities	23	(53)	(30)
Other interest-earning assets	(107)	(99)	(206)
Total	394	(941)	(547)
Interest expense:
Deposits	226	(706)	(480)
FHLB advances	35	(30)	5
Total	261	(736)	(475)
Increase (decrease) in net interest income	$133	$(205)	$(72)

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

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status, including contacting the borrower by letter and phone at regular intervals.  When the borrower is in default, we may commence collection proceedings.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is acquired at foreclosure and subsequently sold.  Generally, when a consumer loan becomes 60 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan.  Management informs the board of directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure and repossessed property that we own.

Analysis of Nonperforming and Classified Assets.  We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets.  Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations.  Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan. Due to the deterioration of the loan portfolio and the current economic environment, a greater number of loans were placed on  non-accrual status as a reduced probability of collection is anticipated.

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

Table 14:  Nonperforming Assets

March 31, (Dollars in thousands)	2009	2008	2007

Nonaccrual loans:
Residential real estate	$361	$–	$–
Commercial and multi-family real estate	6,031	–	–
Construction	760	–	–
Commercial	596	–	–
Consumer	550	–	–
Total	8,298	–	–

Accruing loans past due 90 days or more:
Residential real estate	128	78	326
Commercial and multi-family real estate	–	1,630	238
Construction	–	–	–
Commercial	–	–	–
Consumer		53	
Total	128	1,761	564
Other nonperforming assets	295	–	–
Total nonperforming assets	8,721	1,761	564
Troubled debt restructurings	303	–	–
Troubled debt restructurings and total nonperforming assets	$9,024	$1,761	$564

Total nonperforming loans to total loans	8.27%	1.78%	0.72%
Total nonperforming loans to total assets	6.46	1.34	0.51
Total nonperforming assets and troubled debt restructurings to total assets	6.92	1.34	0.51

Interest income that would have been recorded for the year ended March 31, 2009, had non-accruing loans been current according to their original terms amounted to $406,000.  No uncollected interest related to nonaccrual loans was included in interest income for the  year ended March 31, 2009.

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

Table 15:  Classified Assets

March 31, (Dollars in thousands)	2009	2008	2007

Special mention assets	$5,105	$2,372	$2,287
Substandard assets	6,515	4,348	3,201
Doubtful assets	13	243	300
Loss assets		–	–
Total classified assets	$11,633	$6,963	$5,788

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

For loans that are classified as impaired, we establish an allowance when the discounted cash flows (or collateral value or observable market price) of the loan is lower than its carrying value.  We also establish a specific allowance for classified loans that do not have an individual allowance. The evaluation is based on our asset review and classified loan list.

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

At March 31, 2009, our allowance for loan losses represented 1.47% of total gross loans. The allowance for loan losses increased 14.3% from March 31, 2008 to March 31, 2009.  The increase in the allowance was primarily attributable to an increase in non-performing commercial and multifamily real estate loans and commercial loans. While non-performing loans significantly increased during the year ended March 31, 2009, the allowance for loan losses was deemed sufficient. During the year ended March 31, 2008, management’s evaluation of the loan portfolio and subsequent allocation of loan loss allowance included loans that were performing at March 31, 2008 but had sufficient weaknesses to warrant an allowance. Continued deterioration in the loan portfolio during the current fiscal  year resulted in previously weak credits becoming non-performing.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Table 16:  Allocation of Allowance of Loan Losses

	2009		2008		2007
March 31, (Dollars in thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Residential real estate	$—	67.2%	$25	37.6%	$65	30.9%
Commercial and multi-family real estate	571	24.7	1,130	24.2	200	16.3
Construction	—	1.7	—	3.2	—	2.6
Commercial	758	4.4	13	8.3	132	19.4
Consumer	218	2.0	185	26.7	78	30.8
Unallocated	—	—	—	—	17	—
Total allowance for loan losses	$1,547	100.0%	$1,353	100.0%	$492	100.0%

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

Table 17:  Analysis of Loan Loss Experience

Year Ended March 31, (Dollars in thousands)	2009	2008	2007
Allowance at beginning of period	$1,353	$492	$237

Provision for loan losses	1,127	1,450	255
Charge offs:
Residential real estate loans	2	—	—
Commercial and multi-family real estate loans	444	357	—
Construction loans	—	—	—
Commercial loans	614	105	—
Consumer loans	194	131	—
Total charge-offs	1,254	593	—

Recoveries	321	4	—
Net charge-offs	933	589	—

Allowance at end of period	$1,547	$1,353	$492

Allowance to nonperforming loans	17.74%	76.83%	87.23%
Allowance to total loans outstanding at the end of the period	1.47	1.37	0.63
Net charge-offs (recoveries) to average loans outstanding during the period	0.94	0.64	—

Interest Rate Risk Management. Our earnings and the market value of our assets and liabilities are subject to fluctuations caused by changes in the level of interest rates.  We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Our strategy for managing interest rate risk emphasizes originating balloon loans or loans with adjustable interest rates and promoting core deposit products and short-term time deposits.

We have an Asset/Liability Management Committee to coordinate all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

We use an interest rate sensitivity analysis prepared by the OTS to review our level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decreases in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that we provide to the OTS, presents the change in our net portfolio value at March 31, 2009 that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that we might take to counteract that change.

Table 18:  NPV Analysis

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300	$11,538	$(3,270)	(22)%	8.79%	(208	)bp
200	13,207	(1,601)	(11)	9.89	(97)
100	14,328	(480)	(3)	10.60	(27)
50	14,613	(195)	(1)	10.76	(10)
0	14,808			10.87
(50)	14,960	152	1	10.94	7
(100)	14,951	143	1	10.91	5

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2009, cash and cash equivalents totaled $1.7 million.  At March 31, 2009, we had $3.8 million in outstanding borrowings and had arrangements to borrow up to additional $7.8 million from the Federal Home Loan Bank of New York.

At March 31, 2009, substantially all of our investment securities were classified as held to maturity.  We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity.   We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations.  At March 31, 2009, we had $1.9 million in loan commitments outstanding.  In addition, we had $6.4 million in unused lines of credit.  Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of March 31, 2009 totaled $37.7 million, or 60.5% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010.  We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management.  We are subject to various regulatory capital requirements administered by the OTS, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2009, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.  See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and note 17 of the notes to the financial statements.

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

For the year ended March 31, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(c)	Changes in Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Proposal 1 – Election of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers and Key Employees

The executive officers of Delanco MHC and Delanco Bancorp are elected annually by the board of directors and serve at the board’s discretion.  Ages presented are as of March 31, 2009.  The executive officers of Delanco MHC and Delanco Bancorp are:

Name	Position
James E. Igo	President and Chief Executive Officer
Eva Modi	Chief Financial Officer

The officers of Delanco Federal Savings Bank are elected annually by the board of directors and serve at the board’s discretion.  The executive officers and key employees of Delanco Federal Savings Bank are:

Name	Position
James E. Igo	President and Chief Executive Officer
Eva Modi	Chief Financial Officer
Douglas R. Allen, Jr.	Senior Vice President
Thomas D. Schlett	Vice President – Business Development, Branch Manager

Below is information regarding our officers who are not also directors.  Each officer has held his or her current position for at least the last five years, unless otherwise stated.

James E. Igo has served as President and Chief Executive Officer of Delanco MHC, Delanco Bancorp and Delanco Federal Savings Bank since March 4, 2009 and previously served as Executive Vice President and Chief Operating Officer of Delanco Bancorp and Delanco Federal Savings Bank since April, 2008.  Mr. Igo previously served as senior vice president and senior loan officer of Farmers & Mechanics Bank (“FMB ”) from 1992 until FMB’s acquisition by Beneficial Bank in July 2007.  Mr. Igo served as senior vice president of Beneficial Bank until April, 2008.  Age 52.

Eva Modi has been Chief Financial Officer of Delanco MHC, Delanco Bancorp and Delanco Federal Savings Bank since March 4, 2009.  Ms. Modi served as Vice President – Accounting of Delanco Federal Savings Bank since December, 2007. Ms. Modi was previously employed by a public accounting firm from May 2002 until November 2007 as Senior Manager. Age 48.

Douglas R. Allen, Jr. has served as Senior Vice President since March 4, 2009 and previously served as President, Chief Executive Officer and Chief Financial Officer of Delanco MHC, Delanco Bancorp and Delanco Federal Savings Bank since January 1, 2008.  Mr. Allen served as Senior Vice President and Chief Financial Officer of Delanco Federal Savings Bank since 1990 and of Delanco MHC and Delanco Bancorp since their formation.  Mr. Allen joined Delanco Federal Savings Bank in 1976.  Age 61.

Thomas D. Schlett has been Vice President – Business Development, Branch Manager of Delanco Federal Savings Bank since February 2006.  Prior to joining Delanco Federal Savings Bank, Mr. Schlett served as Vice President, Senior Financial Specialist with Wachovia Bank and Wachovia Securities.   Mr. Schlett was employed by Wachovia Bank from 1978 until February 2006.  Age 57.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

Disclosure of Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all employees of the Company.  A copy of the code of ethics can be obtained, without charge, upon written request to James E. Igo, Delanco Bancorp, Inc., 615 Burlington Avenue, Delanco, New Jersey 08075.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance—Committees of the Board of Directors—Audit Committee” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding executive compensation the section entitled “Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement for the 2009 Annual Meeting of Stockholders.

(b) Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement for the 2009 Annual Meeting of Stockholders.

(c) Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) Equity Compensation

We did not have any equity compensation plans at March 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related party transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Items to be Voted on by Stockholders—Item 2— Ratification of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “Items to be Voted on by Stockholders—Item 2—Ratification of Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Audit Committee and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Charter of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 (File No. 333-139339))
3.2	Bylaws of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 (File No. 333-139339))
4.0	Stock Certificate of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 (File No. 333-139339))
10.1	Supervisory Agreement, dated December 17, 2007, by and between Delanco Federal Savings Bank and the Office of Thrift Supervision(1)
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

10.4	First Amendment to Company Employment Agreement between Delanco Bancorp, Inc. and Douglas R. Allen, Jr. (2)
10.5	First Amendment to Bank Employment Agreement between Delanco Federal Savings Bank and Douglas R. Allen, Jr. (3)
10.6	Employment Agreement between Delanco Bancorp, Inc. and James E. Igo*
10.7	Employment Agreement between Delanco Federal Savings Bank and James E. Igo*
10.8	Delanco Federal Savings Bank Employee Severance Compensation Plan* (Incorporated by reference from Exhibit 10.5 of the Form 10-KSB filed with the Securities and Exchange Commission on July 13, 2007)
10.9	Delanco Federal Savings Bank Directors Retirement Plan* (Incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 (File No. 333-139339))
10.10	Non-Qualified Retirement Program Selective Incentive Plan for John W. Seiber* (Incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 (File No. 333-139339))
10.11
Delanco Bancorp, Inc. 2008 Equity Incentive Plan* (Incorporated herein by reference the Company’s definitive proxy materials for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on July 17, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification

*	Management contract or compensatory plan contract or arrangement filed pursuant to Item 601(b)(10)(ii)(A) of Regulation S-B.
(1)	Incorporated by reference from Exhibit 99.1 of the Form 8-K filed with the Securities and Exchange Commission on December 20, 2007.

(2)	Incorporated by reference from Exhibit 10.1 of the Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.
(3)	Incorporated by reference from Exhibit 10.2 of the Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELANCO BANCORP, INC.

Date: June 22, 2009	By:	/s/ James E. Igo
James E. Igo
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ James E. Igo	President and Chief Executive Officer	June 22, 2009
James E. Igo

/s/ Eva Modi	Chief Financial Officer (principal	June 22, 2009
Eva Modi	financial and accounting officer)

/s/ Thomas J. Coleman, III	Director	June 22, 2009
Thomas J. Coleman, III

/s/ Robert H. Jenkins, Jr.	Director	June 22, 2009
Robert H. Jenkins, Jr.

/s/ William C. Jenkins	Director	June 22, 2009
William C. Jenkins

/s/ John A. Latimer	Director	June 22, 2009
John A. Latimer

/s/ Donald R. Neff	Director	June 22, 2009
Donald R. Neff

/s/ Robert M. Notigan	Director	June 22, 2009
Robert M. Notigan

/s/ John W. Seiber	Director	June 22, 2009
John W. Seiber

/s/ James W. Verner	Director	June 22, 2009
James W. Verner

/s/ Renee C. Vidal	Director	June 22, 2009
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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2009, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of March 31, 2009, the Company’s internal control over financial reporting was effective based on the criteria.

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

Delanco Bancorp, Inc.
and Subsidiary

Consolidated Financial Statements

Years Ended
March 31, 2009 And 2008

Delanco Bancorp, Inc. and Subsidiary
March 31, 2009 And 2008

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Statements of Financial Condition As of March 31, 2009 and 2008	F-2

Consolidated Statements of Operations For the Years Ended March 31, 2009 and 2008	F-3

Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended March 31, 2009 and 2008	F-4

Consolidated Statements of Cash Flows For the Years Ended March 31, 2009 and 2008	F-5

Notes to Consolidated Financial Statements	F-6 – F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Delanco Bancorp, Inc.
615 Burlington Avenue
Delanco, New Jersey 08075

We have audited the accompanying consolidated statements of financial condition of Delanco Bancorp, Inc. and subsidiary (the Company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delanco Bancorp, Inc. and subsidiary as of March 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Connolly, Grady & Cha, P.C.

Certified Public Accountants

Philadelphia, Pennsylvania

May 29, 2009

Delanco Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	March 31,
	2009	2008
Assets
Cash and cash equivalents
Cash and amount due from depository institutions	$476,087	$357,136
Interest-bearing deposits in other banks	1,240,868	12,321,997
Total cash and cash equivalents	1,716,955	12,679,133

Investment securities
Securities held-to-maturity (fair value of $14,730,626 and $12,527,691 at March 31, 2009 and 2008, respectively)	14,282,255	12,287,265
Securities available-for-sale (amortized cost of $245,043 and $234,106 at March 31, 2009 and 2008, respectively)	222,719	277,876
Total investment securities	14,504,974	12,565,141

Loans, net of allowance for loan losses of $1,546,601 and $1,353,467 at March 31, 2009 and 2008, respectively	103,624,343	96,345,527
Accrued interest receivable	499,981	599,514
Premises and equipment, net	8,024,232	8,129,682
Federal Home Loan Bank stock, at cost	345,900	139,100
Deferred income taxes	561,000	395,000
Bank-owned life insurance	130,042	124,412
Pre-paid and refundable income taxes	561,971	297,679
Other assets	498,966	254,568
Total Assets	$130,468,364	$131,529,756

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Non-interest bearing deposits	$2,518,934	$4,860,365
Interest-bearing deposits	111,464,281	112,779,708
Total deposits	113,983,215	117,640,073

Advances from Federal Home Loan Bank	3,750,000
Accrued interest payable	211,962	299,418
Advance payments by borrowers for taxes and insurance	359,738	290,864
Other liabilities	642,032	542,178
Total liabilities	118,946,947	118,772,533

Commitments and Contingencies (Note 19)

Stockholders’ Equity

Preferred stock, $.01 par value, 3,000,000 shares authorized;
None issued
Common stock, $.01 par value, 7,000,000 shares authorized;
1,634,725 shares issued and outstanding as of March 31, 2009 and 2008	$16,347	$16,347
Additional paid-in capital	6,652,235	6,688,921
Retained earnings, substantially restricted	5,499,813	6,730,799
Unearned common stock held by employee stock ownership plan	(576,729)	(640,810)
Accumulated other comprehensive (loss)	(70,249)	(38,034)
Total stockholders’ equity	11,521,417	12,757,223

Total Liabilities and Stockholders’ Equity	$130,468,364	$131,529,756

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations

	Years Ended
	March 31,
	2009	2008
Interest Income
Loans	$5,986,689	$6,297,509
Investment securities	805,843	1,042,092
Total interest income	6,792,532	7,339,601

Interest Expense
Interest-bearing checking accounts	78,453	49,506
Passbook and money market accounts	667,886	978,378
Certificates of deposits	2,821,478	3,020,015
Advances from Federal Home Loan Bank	10,167	4,946
Total interest expense	3,577,984	4,052,845

Net interest income	3,214,548	3,286,756

Provision for loan losses	1,127,000	1,450,000
Net interest income after provision for loan losses	2,087,548	1,836,756

Non-Interest Income
Service charges	107,961	134,329
Income from bank-owned life insurance	5,630
Rental income	5,875	21,669
Other	68,136	72,804
Total non-interest income	187,602	228,802

Non-Interest Expense
Salaries and employee benefits	1,862,789	1,809,625
Advertising	51,201	61,002
Office supplies, telephone and postage	150,180	129,270
Occupancy expense	666,646	685,548
Federal insurance premiums	116,457	29,262
Data processing expenses	337,699	126,289
ATM expenses	69,833	61,443
Bank charges and fees	71,366	54,649
Insurance and surety bond premium	41,713	57,429
Dues and subscriptions	51,932	78,539
Professional fees	328,698	133,994
On-line banking expense	111,035	90,822
Other	150,019	167,033
Total non-interest expense	4,009,568	3,484,905

Loss Before Income Tax Benefit	(1,734,418)	(1,419,347)

Federal income tax benefit	(482,637)	(320,185)
State income tax benefit	(20,795)	(32,409)
Total income tax benefit	(503,432)	(352,594)

Net Loss	$(1,230,986)	$(1,066,753)
(Loss) per share
Basic	$(0.78)	$(0.68)
Diluted	$(0.78)	$(0.68)

Weighted average shares outstanding
Basic	1,577,052	1,570,644
Diluted	1,577,052	1,570,644

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended March 31, 2009 and 2008

						Accumulated
			Additional		Common	Other	Total
	Common Stock		Paid-in	Retained	Stock Held	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	By ESOP	Income (Loss)	Equity	(Loss)

BALANCES, MARCH 31, 2007	1,634,725	$16,347	$6,688,921	$7,797,552	$(640,810)	$(39,661)	$13,822,349

Net loss				(1,066,753)			(1,066,753)	(1,066,753)
Net change in unrealized gain
(loss) on securities available-
for-sale, net of deferred taxes
of $1,085						1,627	1,627	1,627

Comprehensive loss								$(1,065,126)

BALANCES, MARCH 31, 2008	1,634,725	$16,347	$6,688,921	$6,730,799	$(640,810)	$(38,034)	$12,757,223

Net loss				(1,230,986)			(1,230,986)	(1,230,986)
Net change in unrealized gain
(loss) on securities available- for-sale, net of deferred taxes of ($26,438)						(39,656)	(39,656)	(39,656)

Net change in applying SFAS
158 – net of tax						7,441	7,441	7,441

Comprehensive loss								$(1,263,201)

6408.1 shares of common stock
transferred to ESOP for services			(36,686)		64,081		27,395

BALANCES, MARCH 31, 2009	1,634,725	$16,347	$6,652,235	$5,499,813	$(576,729)	$(70,249)	$11,521,417

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended
	March 31,
Cash Flows from Operating Activities	2009	2008
Net loss	$(1,230,986)	$(1,066,753)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization of ESOP	27,395
Deferred income tax benefit	(132,121)	(155,985)
Depreciation	318,685	323,298
Discount accretion net of premium amortization	34,773	(28,728)
Income from bank owned life insurance	(5,630)
Provision for loan losses	1,127,000	1,450,000
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	99,533	(173,642)
Other assets	49,602	10,636
Prepaid taxes	(264,292)	(66,449)
Increase (decrease) in:
Accrued interest payable	(87,456)	(49,760)
Other liabilities	99,854	(98,028)
Net cash provided by (used in) operating activities	36,357	144,589

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	3,868	4,811
Purchases of securities available-for-sale	(14,806)	(27,328)
Purchases of securities held-to-maturity	(9,681,320)	(3,000,000)
Proceeds from maturities and principal repayments of
securities held-to-maturity	7,651,558	6,563,992
Purchase of Federal Home Loan Bank stock	(206,800)	(36,400)
Net increase in loans	(8,699,816)	(21,297,788)
Purchases of premises and equipment	(213,235)	(30,523)
Net cash used in investing activities	(11,160,551)	(17,823,236)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(3,656,858)	21,650,798
Net increase in advance payments by borrowers for taxes and insurance	68,874	30,602
Advances from Federal Home Loan Bank	3,750,000
Net cash provided by financing activities	162,016	21,681,400

Net Increase (Decrease) in Cash and Cash Equivalents	$(10,962,178)	$4,002,753

Cash and Cash Equivalents, Beginning of Year	12,679,133	8,676,380

Cash and Cash Equivalents, End of Year	$1,716,955	$12,679,133

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$3,665,440	$4,102,605

Cash paid during the year for income taxes	$4,620	$-0-

Loans transferred to other property owned	$294,000	$-0-

Proceeds from sales of other property owned	$-0-	$-0-

Total increase (decrease) in unrealized gain on securities available-for-sale, net of tax	$(66,094)	$2,712

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Delanco Bancorp, Inc. (the “Company”) is a federally-chartered subsidiary holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Delanco Federal Savings Bank (the “Bank”), and its wholly-owned inactive subsidiary, Delanco Financial Services Corporation.  The Company is majority owned by Delanco MHC, a federally chartered mutual holding company.  Delanco MHC has virtually no operations or assets other than an investment in the Company, and is not included in these financial statements.  The Bank provides a variety of financial services to individual and business customers located primarily in Southern New Jersey and Southeastern Pennsylvania.  The Bank’s primary source of revenue is from single-family residential and commercial loans.  The Bank is subject to regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

Basis of Consolidation

The consolidated financial statements include the accounts of Delanco Federal Savings Bank and its subsidiary, Delanco Financial Services Corporation.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
March 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Securities

Securities Held-to-Maturity:  Securities that management has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity.  Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities.  Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts.  Premiums and discounts are amortized using methods approximating the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

Securities Available-for-Sale:  Available-for-sale securities consist of investment securities not classified as trading securities not as held-to-maturity securities.  Unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income.  Realized gains (losses) on available-for-sale securities are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.  Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.  The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method over the period of maturity.

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
March 31, 2009 and 2008

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
March 31, 2009 and 2008

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

Other Property Owned

Other property owned includes both formally foreclosed property and in-substance foreclosed property.  In-substance foreclosed properties are those properties for which the Bank has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

At the time of foreclosure, foreclosed property owned is recorded at the fair value less cost to sell, which becomes the property’s new basis.  Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell.  Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value.  Costs incurred in maintaining other property owned and subsequent adjustments to the carrying amount of the property are included in income (loss) on other property owned.

As of March 31, 2009 and 2008, the Company had $294,000 and $-0- of other property owned. These amounts were included in other assets.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expenses totaled $51,201 and $61,002 for the years ended March 31, 2009 and 2008, respectively.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

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

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The Company adopted FIN 48 on April 1, 2007, and the adoption did not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements. Statement No. 157 does not require any new fair value measurements. The Bank adopted this statement on April 1, 2008 and it did not have a material impact on the consolidated financial statements.

In conjunction with the adoption of Statement 157, the Bank also adopted FASB Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2) on April 1, 2008.  FSP FAS 157-2 amends Statement 157 to defer its effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, or April 1, 2009 for the Bank.

Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets of liabilities.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

2.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets of liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  The Statement provides companies with an option to report selected financial assets and liabilities at fair value.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted under certain circumstances.  The Company adopted SFAS No. 159 as of March 1, 2008 and it did not have an impact on the Company’s financial condition or results of operation as the Company did not elect to fair value any of its financial assets and financial liabilities that are not currently required to be measured at fair value.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an Amendment to ARB No. 51”.  This Statement established new accounting and reporting standards that require that ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  This Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using fair value of any noncontrolling equity investments rather than the carrying amount of that retained investment.  SFAS No. 160 also clarifies that changes in parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company will evaluate the impact of adopting this Statement on the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “ Disclosures About Derivative Instruments and Hedging Activities”.  This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company will evaluate the impact of adopting this Statement on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 is effective sixty days following the SEC approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect SFAS No. 162 will have an impact on its financial condition or results of operations as it is not expected to change current practices.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

2.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”).  The purpose of FSP FAS 157-3 was to clarify the application of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), for a market that is not active.  It also allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  FSP FAS 157-3 did not change the objective of SFAS 157 which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The Company is currently assessing the impact of FAS No. 157-3 on its financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4).  This FSP provides guidance on identifying circumstances that indicate a transaction that is not orderly and guidance on estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  FSP FAS 157-4 emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  This FSP requires additional disclosures for instruments within the scope of SFAS 157.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2).  This FSP amends the other-than-temporary (“OTTI”) impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The FSP modifies the presentation of OTTI losses and expands existing disclosure requirements about OTTI.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, and is not expected to have a material effect on the Company’s financial position or results of operations.

3.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank.  The required reserve at March 31, 2009 and 2008 was $ -0-.

4.	INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent.  The amortized cost of securities and their approximate fair values as of March 31, 2009 and 2008 are as follows:

	Held-to-Maturity
	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Federal Home Loan Bank Bonds	$1,500,000	$5,720	$	$1,505,720
Federal Farm Credit Bonds	500,000	625		500,625
Federal Home Loan Mortgage Corporation Bonds	500,000	1,665		501,665

	2,500,000	8,010		2,508,010

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

4.	INVESTMENT SECURITIES (Continued)

	Held-to-Maturity
	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation	3,717,034	115,265		3,832,299
Federal National Mortgage Corporation	7,253,523	304,347	(30)	7,557,840
Government National Mortgage Corporation	811,698	24,990	(4,211)	832,477

	11,782,255	444,602	(4,241)	12,222,616

Total	$14,282,255	$452,612	$(4,241)	$14,730,626

	Held-to-Maturity
	March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Federal Home Loan Bank Bonds	$2,000,000	$11,095	$	$2,011,095
Federal Farm Credit Bonds	500,000	625		500,625
Federal National Mortgage Corporation Bonds	500,000	470		500,470
Federal Home Loan Mortgage Corporation Bonds	500,000	770		500,770

	3,500,000	12,960		3,512,960

Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation	1,360,099	10,472		1,370,571
Federal National Mortgage Corporation	6,316,828	180,959	(9,284)	6,488,503
Government National Mortgage Corporation	1,110,338	46,480	(1,161)	1,155,657

	8,787,265	237,911	(10,445)	9,014,731

Total	$12,287,265	$250,871	$(10,445)	$12,527,691

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

4.	INVESTMENT SECURITIES (Continued)

Available-for-Sale
March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mutual Fund Shares	$245,043	$238	$(22,562)	$222,719

Available-for-Sale
March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mutual Fund Shares	$234,106	$43,847	$(77)	$277,876

Investment securities with a carrying amount of approximately $11,900,000 and $5,228,000 were pledged as collateral with FHLB of New York as required at March 31, 2009 and 2008, respectively.

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of March 31, 2009 and 2008.

	March 31, 2009
	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$	$	$	$
After one year through five years	4,925,679	5,128,225
After five years through ten years	3,422,356	3,459,738
After ten years	5,934,220	6,142,663
Equity securities			245,043	222,719

	$14,282,255	$14,730,626	$245,043	$222,719

	March 31, 2008
	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$1,080,415	$1,083,317	$	$
After one year through five years	7,601,614	7,821,535
After five years through ten years	1,443,678	1,437,628
After ten years	2,161,558	2,185,211
Equity securities			234,106	277,876

	$12,287,265	$12,527,691	$234,106	$277,876

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

4.	INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

During 2009, the Bank sold securities available-for-sale for total proceeds of $3,868 resulting in gross realized gains of $-0-.  During 2008, the Bank sold securities available-for-sale for total proceeds of $4,811 resulting in gross realized gains of $-0-.

Information pertaining to securities with gross unrealized losses at March 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized			Unrealized
March 31, 2009	Value	Losses	Value	Losses	Value		Losses

Federal Home Loan Bank Bonds	$	$	$	$	$		$
Federal Farm Credit Bonds
Federal Home Loan Mortgage Corporation

	-0-	-0-	-0-	-0-		-0-	-0-

Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation
Federal National Mortgage Corporation	30,910	(30)				30,910	(30)
Government National Mortgage Association	254,239	(2,623)	71,705	(1,588)		325,944	(4,211)

	285,149	(2,653)	71,705	(1,588)		356,854	(4,241)

Mutual Fund Shares	150,634	(22,562)				150,634	(22,562)

Total	$435,783	$(25,215)	$71,705	$(1,588)		$507,488	$(26,803)

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

4.      INVESTMENT SECURITIES (Continued)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized			Unrealized
March 31, 2008	Value	Losses	Value	Losses	Value		Losses

Federal Home Loan Bank Bonds	$	$	$	$	$		$
Federal Farm Credit Bonds
Federal National Mortgage Association Bonds
Federal Home Loan Mortgage Corporation

	-0-	-0-	-0-	-0-		-0-	-0-

Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation
Federal National Mortgage Corporation			916,835	(9,284)		916,835	(9,284)
Government National Mortgage Association	83,369	(1,022)	8,223	(139)		91,592	(1,161)

	83,369	(1,022)	925,058	(9,423)		1,008,427	(10,445)

Mutual Fund Shares			69,730	(77)		69,730	(77)

Total	$83,369	$(1,022)	$994,788	$(9,500)		$1,078,157	$(10,522)

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

At March 31, 2009, the four debt securities with unrealized losses have depreciated1.2% from the Bank’s amortized cost basis.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

The Bank has pledged FHLMC mortgage backed securities with a market value of approximately $472,000and $607,000 at March 31, 2009 and 2008, respectively, to the New Jersey Commissioner of Banking and Insurance under the provisions of the Government Unit Deposit Protection Act that enables the Bank to act as a public depository.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

5.	LOANS

Loans at March 31, 2009 and 2008 are summarized as follows:

	March 31,
	2009	2008

Residential (one to four family) real estate	$46,686,288	$37,183,231
Multi-family and commercial real estate	26,054,000	23,973,905
Commercial	4,618,000	8,214,750
Home equity	24,119,310	23,823,995
Consumer	2,134,000	2,552,510
Construction	1,796,000	3,121,003

Total loans	105,407,598	98,869,394

Loans in process	(138,674)	(1,032,036)
Net deferred loan origination fees	(97,980)	(138,364)
Allowance for loan losses	(1,546,601)	(1,353,467)

	(1,783,255)	(2,523,867)

Loans, net	$103,624,343	$96,345,527

An analysis of the allowance for loan losses at March 31, 2009 and 2008 is as follows:

	March 31,
	2009	2008

Balance, beginning of year	$1,353,467	$492,448
Loans charged-off	(1,254,449)	(592,881)
Recoveries	320,583	3,900
Provision for losses	1,127,000	1,450,000
Balance, end of year	$1,546,601	$1,353,467

At March 31, 2009 and 2008, the total recorded investment in loans on nonaccrual amounted to approximately $8,298,000 and $ -0-, respectively, and the total recorded investment in loans past due ninety days or more and still accruing interest amounted to approximately $128,000 and $1,761,000, respectively.

The Bank has no commitments to loan additional funds to the borrowers whose loans have been modified.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

5.	LOANS (Continued)

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its officers, directors and employees.  In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. Loans to such borrowers are summarized as follows:

	March 31,
	2009	2008

Balance, beginning of year	$1,622,193	$997,099
Payments	(731,043)	(580,239)
Borrowings		1,205,333

Balance, end of year	$891,150	$1,622,193

6.      LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying statement of financial condition.  The unpaid principal balances of these loans at March 31, 2009 and 2008 are summarized as follows:

	March 31,
	2009	2008

Mortgage Loan Servicing Portfolio:
Mortgage Partnership
Finance FHLB New York	$435,210	$443,494

7.      ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at March 31, 2009 and 2008 consists of the following:

	March 31,
	2009	2008

Loans	$430,194	$500,882
Investment securities	49,069	59,446
Mortgage backed securities	20,718	39,186

	$499,981	$599,514

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

8.     PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2009 and 2008 consists of the following:

	March 31,
	2009	2008

Land	$1,451,203	$1,380,609
Buildings	6,806,760	6,794,418
Furniture, fixtures and equipment	1,906,709	1,776,410
	10,164,672	9,951,437
Accumulated depreciation	(2,140,440)	(1,821,755)

	$8,024,232	$8,129,682

Depreciation expense amounted to $318,685 and $323,298 for the years ended March 31, 2009 and 2008, respectively.

9.	FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank System.  As a member, the Bank maintains an investment in the capital stock of the Federal Home Loan Bank of New York in an amount not less than 1% of its outstanding home loans or 1/20 of its outstanding notes payable, if any, to the Federal Home Loan Bank of New York, whichever is greater, as calculated December 31 of each year.

10.   DEPOSITS

Deposit account balances at March 31, 2009 and 2008 are summarized as follows:

	March 31, 2009
		Weighted Average	Percent of
	Amount	Interest Rate	Portfolio

Non interest bearing accounts	$2,518,934	-	2.21
Interest bearing checking accounts	10,035,742	0.90%	8.80
Passbook savings accounts	14,463,394	0.44	12.69
Money Market accounts	24,635,815	2.19	21.61
Club accounts	142,286	0.40	0.13
	51,796,171		45.44

Certificates of Deposits:
1.00% to 1.99%	808,607	1.72	0.71
2.00% to 2.99%	4,091,381	2.46	3.59
3.00% to 3.99%	36,590,375	3.49	32.10
4.00% to 4.99%	20,696,681	4.38	18.16
	62,187,044		54.56

	$113,983,215		100.00%

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

10.   DEPOSITS (Continued)

	March 31, 2008
		Weighted Average	Percent of
	Amount	Interest Rate	Portfolio

Non interest bearing accounts	$4,860,365	-	4.13
Interest bearing checking accounts	7,839,099	0.37%	6.66
Passbook savings accounts	11,632,618	0.5	9.89
Money Market accounts	23,584,296	2.73	20.05
Club accounts	151,847	0.5	0.13
	48,068,225		40.86

Certificates of Deposits:
3.00% to 3.99%	4,229,375	3.73	3.59
4.00% to 4.99%	35,444,079	4.24	30.13
5.00% to 5.99%	29,898,394	5.41	25.42
	69,571,848		59.14

	$117,640,073		100.0%

The aggregate amount of certificates of deposits with a minimum denomination of $100,000 was approximately $15,227,000 and $20,548,000 at March 31, 2009 and 2008, respectively.

Scheduled maturities of certificates of deposits at March 31, 2009 and 2008 are as follows:

	March 31,
	2009		2008

2009	$		$54,285,686
2010		37,652,777	8,834,214
2011		14,036,943	2,049,709
2012		5,192,324	1,124,696
2013		3,311,007	3,277,543
2014 and thereafter		1,993,993

		$62,187,044	$69,571,848

The Bank held deposits from officers, directors and employees of approximately $280,000and $800,000 at March 31, 2009 and 2008, respectively.  These transactions were on the same terms as those prevailing at the time of comparable transactions with other persons.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

11.	ADVANCES FROM FEDERAL HOME LOAN BANK

As of March 31, 2009, the Bank had a borrowing capacity in a combination of term advances and overnight borrowings of up to $11,671,000 at the FHLB of New York.

Advances from the Federal Home Loan Bank of New York are as follows:

Maturity	Interest
Date	Rate	March 31, 2009

April 10, 2009	0.54%	$750,000
May 13, 2009	0.99	1,000,000
June 30, 2009	1.15	1,000,000
December 15, 2009	2.19	1,000,000
		$3,750,000

As of March 31, 2008, there were no borrowings from the Federal Home Loan Bank of New York.

Specific repos and other securities, with a balance of $11,895,453 at March 31, 2009 were pledged to the FHLB of New York as collateral.

12.	INCOME TAXES

The Company and subsidiary file a consolidated federal income tax return. The Company’s consolidated provision for income taxes for the years ended March 31, 2009 and 2008 consists of the following:

	Years Ended
	March 31,
	2009	2008

Income Tax Expense (benefit)
Current federal tax expense (benefit)
Federal	$(353,837)	$(199,185)
State	2,500	2,500
Deferred tax (benefit)
Federal	(128,800)	(121,000)
State	(23,295)	(34,909)

	$(503,432)	$(352,594)

The consolidated provision for income taxes for the years ended March 31, 2009 and 2008 differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

12.	INCOME TAXES (Continued)

	Years Ended
	March 31,
	2009	2008

Expected federal tax provision (benefit) at 34% rate	$(589,702)	$(482,578)
State income tax effect	20,184	27,984
Bank owned life insurance	(1,914)
Increase in deferred tax asset valuation allowance	68,000	102,000

Income tax (benefit)	$(503,432)	$(352,594)

Effective tax rate (benefit)	(29.0)%	(24.8)%

A summary of deferred tax assets and liabilities as of March 31, 2009 and 2008 are as follows:

	March 31,
	2009	2008
Deferred tax assets:
Accrued pension costs	$3,600	$11,400
Accrued post retirement medical plan	19,200	26,400
Accrued retirement plan	33,000	38,000
Allowance for loan losses	534,400	441,100
Deferred loan fees		200
Directors’ benefit plans	90,500	68,000
FASB 158 – unrecognized transition costs	37,900	42,800
Net operating loss carryforward	135,400
Unrealized losses on securities available-for-sale	9,000
	863,000	627,900
Less: Valuation allowance	(200,000)	(120,000)

Total deferred tax assets	$663,000	$507,900

Deferred tax liabilities:
Accumulated depreciation	$(102,000)	$(95,400)
Unrealized gains on securities available-for-sale		(17,500)

Total deferred tax liabilities	(102,000)	(112,900)

NET DEFERRED TAX ASSETS	$561,000	$395,000

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

As of April 1, 2007 and March 31, 2008, the Company had no material unrecognized tax benefits or accrued interest and penalties.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  Tax years 2005 through 2008 remain subject to examination by Federal and New Jersey taxing authorities.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

12.	INCOME TAXES (Continued)

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

The Bank has a federal net operating loss carry forward of approximately $340,000 which will expire December 31, 2029 if not utilized.

13.	EMPLOYEE BENEFITS

Cash/Deferred Profit Sharing Plan

The Bank maintains a cash/deferred profit sharing plan covering all full time employees with one year of service and who are at least twenty-one years of age.  Participants enter the Plan on the 1st of January or 1st of July subsequent to meeting the above requirements.

The Bank may contribute up to 10% of the annual compensation of each eligible employee. The Bank’s contribution to the plan was $-0- for the years ended March 31, 2009 and 2008.

Retirement Incentive Plan

A retired officer of the Bank is covered by a Retirement Incentive Plan that pays him $1,416.67 per month for ten years from the date of retirement at age sixty-five.

To fund the above benefit, the Bank has purchased and is the sole beneficiary of a life insurance policy on the life of the officer.  The cash surrender value of this policy was $130,042 and $124,412as of March 31, 2009 and 2008, respectively, and is reflected on the consolidated statement of financial position as Bank-owned life insurance.

Delanco Bancorp, Inc. 2008 Equity Incentive Plan

On May 19, 2008, the Board of Directors adopted, and the stockholders approved on August 18, 2008, the Delanco Bancorp, Inc. 2008 Equity Incentive Plan.

The Board of Directors has reserved a total of 112,141 shares of common stock for issuance upon the grant or exercise ofawards made pursuant to the 2008 Plan.  All the Company’s employees, officers, and directors are eligible to participate inthe 2008 Plan.  As of March 31, 2009, no awards have been made under the 2008 Plan.

14.	BOARD OF DIRECTORS’ RETIREMENT PLAN

The Bank established a Defined Benefit Retirement Plan for the Bank’s Board of Directors on January 1, 2002.  This plan provides a monthly retirement benefit equal to 4% of the board fees payable as of their retirement date, multiplied by their completed years of service, up to a maximum of 80% of the final fee amount.  Directors must complete at least ten years of service in order to receive a retirement benefit under the plan.  Director retirement benefits are payable in equal monthly installments during the director’s lifetime, unless the director elects to receive a life annuity with the first 129 months guaranteed or a life annuity with either 50% or 100% (joint and survivor benefits) continuing for the spouse’s lifetime after the Director dies.  Under these other options, the retirement benefit is reduced to account for the value of the potential additional payments.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

14.	BOARD OF DIRECTORS’ RETIREMENT PLAN (Continued)

The estimated past service liability that will be amortized from accumulated other comprehensive income into net periodic pension costs over the next fiscal year is $15,192.

Net pension expense was $42,264 and $38,124 for years ended March 31, 2009 and 2008, respectively. The components of net pension cost are as follows:

	Years Ended March 31,
	2009	2008

Service cost	$8,508	$7,348
Interest cost	18,564	15,584
Return on assets	-0-	-0-
Net amortization and deferral	15,192	15,192

Net periodic pension cost	$42,264	$38,124

The following table presents a reconciliation of the funded status of the defined benefit pension plan at March 31, 2009 and 2008:

	March 31,
	2009	2008

Accumulated benefit obligation	$250,709	$248,935
Projected benefit obligation	276,395	277,853
Fair value of plan assets	-0-	-0-
Unfunded projected benefit obligation	276,395	277,853

The following table presents a reconciliation of benefit obligations and plan assets:

	March 31,
	2009	2008
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$277,853	$253,099
Service cost	8,508	7,348
Interest cost	18,564	15,584
Adjustment for measurement date change	6,768
Actuarial (gain) loss	(29,259)	6,653
Benefits paid	(6,039)	(4,831)
Benefit obligation at end of year	$276,395	$277,853

Change in Plan Assets
Fair value of Plan assets at beginning of year	-0-	-0-
Actual return on Plan assets	-0-	-0-
Employer contributions	6,039	4,831
Benefits paid	(6,039)	(4,831)
Fair value of Plan assets at end of year	-0-	-0-

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

14.	BOARD OF DIRECTORS’ RETIREMENT PLAN (Continued)

Actuarial assumptions used in determining pension amounts are as follows:

	Years Ended March 31,
	2009	2008

Discount rate for periodic pension cost	7.50%	6.75%
Discount rate for benefit obligation	4.00%	3.50%
Rate of increase in compensation levels
and social security wage base	4.00%	4.00%
Expected long-term rate of return on
plan assets	N/A	N/A

15.	EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

In March 2007, the Company established an Employee Stock Ownership Plan (“ESOP”) covering all eligible employees as defined by the ESOP.  The ESOP is a tax-qualified plan, designed to invest in the Company’s common stock, which provides employees with the opportunity to receive a funded retirement benefit based primarily on the value of the Company’s common stock.  The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans,” issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”).

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

All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loan is repaid.  Unallocated common stock purchased by the ESOP is recorded as a reduction of stockholders’ equity at cost.  As of March 31, 2009, the Company had allocated a total of 6408.1 shares from the suspense account to participants.  The Company recognized compensation expense related to the ESOP of $27,395 and $-0- for the years ended March 31, 2009 and 2008, respectively.

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
March 31, 2009 and 2008

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

Advances from Federal Home Loan Bank

The carrying amounts of advances from Federal Home Loan Bank approximate the fair value.

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

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

16.	FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company’s financial instruments as of March 31, 2009 and 2008 are as follows:

	March 31, 2009		March 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and cash equivalents	$1,716,955	$1,716,955	$12,679,133	$12,679,133
Investment securities	14,527,298	14,953,345	12,521,371	12,805,567
Loans - net	103,624,343	107,728,000	96,345,527	99,189,000
FHLB stock	345,900	345,900	139,100	139,100
Accrued interest receivable	499,981	499,981	599,514	599,514

Total financial assets	$120,714,477	$125,244,181	$122,284,645	$125,412,314

Financial Liabilities:
Deposits	$113,983,215	$116,283,000	$117,640,073	$119,520,000
Advances from FHLB	3,750,000	3,750,000
Advance payments by borrowers for taxes and insurance	359,738	359,738	290,864	290,864
Accrued interest payable	211,962	211,962	299,418	299,418

Total financial liabilities	$118,304,915	$120,604,700	$118,230,355	$120,110,282

	March 31, 2009		March 31, 2008
	Contract	Estimated	Contract	Estimated
	Value	Fair Value	Value	Fair Value
Off-balance sheet instruments:
Commitments to extend credit	$6,422,000	$6,422,000	$7,826,000	$7,826,000

The carrying amounts in the preceding table are included in the statement of financial condition under the applicable captions.  The contract or notional amounts of the Company's financial instruments with off-balance-sheet risk are disclosed in Note 18.  No derivatives were held by the Company for trading purposes.  It is not practicable to estimate the fair value of Federal Home Loan Bank (FHLB) stock because it is not marketable.  The carrying amount of that investment is reported in the consolidated statements of financial condition.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

17.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit which are not included in the accompanying consolidated financial statements.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments.  The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk were as follows:

	March 31,
Commitments to Extend Credit	2009	2008

Home equity line of credit	$5,294,000	$5,812,000
Commercial line of credit	1,123,000	1,653,000
Consumer line of credit	5,000	361,000
	$6,422,000	$7,826,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation.  Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Cash and Cash Equivalents

The Bank has deposit accounts with various financial institutions.  The first $100,000 of deposits with each institution was insured by agencies of the U.S. Government.  On October 3, 2008, the federal deposit insurance was temporarily raised to $250,000 for the period October 3, 2008 to December 31, 2013.  On January 1, 2014, the federal deposit insurance will return to $100,000.  At March 31, 2009 and 2008, the uninsured portion of these deposits was approximately $1,046,000 and $12,013,000, respectively.

Although the Bank has credit risk due to the uninsured portion of the above deposits, the Bank does not anticipate any accounting loss.

18.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  It is the opinion ofmanagement that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverseeffect on the consolidated financial position of the Bank.

The Bank had outstanding commitment to originate loans as of March 31, 2009 as follows:

	March 31, 2009
	Fixed-	Variable-
	Rate	Rate	Total

First-mortgage	$1,897,000	$	$1,897,000

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

18.	COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

The Bank did not have any outstanding commitments to originate loans as of March 31, 2008.

19.	REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS).  Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Bank and the consolidated financial statements.  Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of:  total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined).   Management believes that, as of March 31, 2009, the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2009, the most recent notification from the OTS, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To remain categorized as “well capitalized”, the Bank will have to maintain minimum total risk-based, Tier I risk-based, Tier I leverage and Tangible Capital to adjusted total assets ratios as disclosed in the table below.  There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios as of March 31, 2009 and 2008 are as follows:

			For Capital Adequacy
			Purposes and to Be
			Adequately Capitalized
			Under the Prompt Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount		Ratio
As of March 31, 2009:
Total Risk-Based Capital
(to Risk-Weighted Assets)	$12,475,000	13.91%	≥$	7,174,000	≥	8.0%
Tier I Capital
(to Risk-Weighted Assets)	11,349,000	12.66%	≥	3,587,000	≥	4.0%
Tier I Capital
(to Adjusted Total Assets)	11,349,000	8.68%	≥	5,227,800	≥	4.0%
Tangible Capital
(to Adjusted Total Assets)	11,349,000	8.68%	≥	1,960,400	≥	1.5%

As of March 31, 2008:
Total Risk-Based Capital
(to Risk-Weighted Assets)	$10,924,000	9.46%	≥$	9,235,700	≥	8.0%
Tier I Capital
(to Risk-Weighted Assets)	9,571,000	8.29%	≥	4,617,800	≥	4.0%
Tier I Capital
(to Adjusted Total Assets)	9,571,000	7.29%	≥	5,249,700	≥	4.0%
Tangible Capital
(to Adjusted Total Assets)	9,571,000	7.29%	≥	1,968,600	≥	1.5%

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

19.	REGULATORY CAPITAL (Continued)

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

20.	SUPERVISORY AGREEMENT

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

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

20.	SUPERVISORY AGREEMENT (Continued)

The Bank has received relief from two portions of the Supervisory Agreement from the OTS:

•
The Bank may refinance, extend or otherwise modify an existing commercial loan so long as no new or additionalfunds are advanced, without the need for the Regional director’s prior written non objection.

•
The OTS also modified the sections regarding the internal loan review, eliminating the requirement that the AuditCommittee engage an independent third party.  It also reduced the scope of the reviews required on a quarterly basis.

The remainder of the Supervisory Agreement will remain in effect until terminated, modified or suspended in writing by the OTS.  The failure to comply with the Supervisory Agreement could result in the initiation of formal enforcement action by the OTS, including the imposition of civil monetary penalties.