Form 10-Q
period 2009-06-30
Delanco Bancorp, Inc
filed 2009-08-13
CIK 1382413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  0-52517

DELANCO BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

United States	36-4519533
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

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
Yes ☒                           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
No ☒

As of August 10, 2009 there were 1,634,725 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	June 30, 2009	March 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$803,938	$476,087
Interest-bearing deposits	3,390,892	1,240,868
Total cash and cash equivalents	4,194,830	1,716,955
Investment securities:
Securities held-to-maturity (fair value of $14,474,705 (unaudited) and $14,730,626 at June 30,2009 and March 31, 2009, respectively)	14,036,453	14,282,255
Securities available-for-sale	243,226	222,719
Total investment securities	14,279,679	14,504,974
Loans, net of allowance for loan losses of $1,551,946 at June 30, 2009 (unaudited), $1,546,601 at March 31, 2009	106,993,285	103,624,343
Accrued interest receivable	498,449	499,981
Premises and equipment, net	7,951,365	8,024,232
Investment required by law-stock in Federal Home Loan Bank, at cost	251,700	345,900
Deferred income taxes	518,000	561,000
Bank owned life insurance	136,004	130,042
Prepaid and refundable income taxes	551,841	561,971
Other assets	296,981	498,966
Total assets	$135,672,134	$130,468,364

LIABILITIES
Deposits
Non-interest bearing deposits	2,703,265	2,518,934
Interest bearing deposits	119,317,406	111,464,281
Total deposits	122,020,671	113,983,215
Federal Home Loan Bank Advances	1,000,000	3,750,000
Accrued interest payable	60,883	211,962
Advance payments by borrowers for taxes and insurance	388,201	359,738
Other liabilities	596,556	642,032
Total liabilities	124,066,311	118,946,947

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized; no shares issued		
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding	$16,347	$16,347
Additional paid-in capital	6,652,235	6,652,235
Retained earnings, substantially restricted	5,545,468	5,499,813
Unearned common stock held by employee stock ownership plan	(576,729)	(576,729)
Accumulated other comprehensive (Loss)	(31,498)	(70,249)
Total stockholder’s equity	11,605,823	11,521,417
Total liabilities and stockholders’ equity	$135,672,134	$130,468,364

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2009	2008
INTEREST INCOME
Loans	$1,596,819	$1,549,416
Investment securities	167,713	197,202
Total interest income	1,764,532	1,746,618

INTEREST EXPENSE
Interest-bearing checking accounts	26,020	13,000
Passbook and money market accounts	137,695	178,253
Certificates of deposits	526,388	752,446
Federal Home Loan Bank Advances	9,656	
Total interest expense	699,759	943,699

Net interest income	1,064,773	802,919
Provision for loan losses	100,000	
Net interest income after provision for loan losses	964,773	802,919

NON-INTEREST INCOME
Income from bank-owned life insurance	5,962	5,630
Service charges	35,845	25,337
Rental income		5,875
Other	5,026	16,863
Total non-interest income	46,833	53,705

NON-INTEREST EXPENSE
Salaries and employee benefits	480,703	481,659
Advertising	9,931	15,127
Office supplies, telephone and postage	27,253	36,814
Net occupancy expense	169,250	162,970
Federal insurance premiums	57,695	17,550
Data processing expenses	45,402	33,498
ATM expenses	3,782	17,159
Bank charges and fees	30,509	15,357
Insurance and surety bond premium	16,206	14,225
Dues and subscriptions	14,058	12,604
Professional fees	47,824	111,397
On-line banking expense		27,259
Other	46,173	31,766
Total non-interest expense	948,786	977,385

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	62,820	(120,761)

Income taxes (benefits)	17,165	(34,232)

NET INCOME (LOSS)	$45,655	$(86,529)

INCOME (LOSS) PER COMMON SHARE	$0.03	$(0.06)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)
					Unearned
	Common Stock		Additional		Employee Stock	Accumulated	Total
			Paid-in	Retained	Ownership	Other-Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Plan	Income (Loss)	Equity

Balance at March 31, 2009	1,634,725	$16,347	$6,652,235	$5,499,813	$(576,729)	$(70,249)	$11,521,417

Net income				45,655			45,655
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $(20,998)						38,751	38,751
Total comprehensive income				45,655		38,751	84,406
Balance at June 30, 2009	1,634,725	$16,347	$6,652,235	$5,545,468	$(576,729)	$(31,498)	$11,605,823

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2009	2008
Cash flow from operating activities
Net Income (Loss)	$45,655	$(86,529)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	61,616	103,348
Depreciation	84,800	79,111
Discount accretion net of premium amortization	(2,133)	34,941
Provision for loan losses	100,000	(247,500)
Income from bank owned life insurance	(5,962)	(5,630)
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	1,532	30,964
Other assets	201,985	6,752
Prepaid and refundable income taxes	10,130	(99,831)
Increase (decrease) in:
Accrued interest payable	(151,079)	(31,594)
Other liabilities	(45,476)	23,508
Net cash provided by (used in) operating activities	$301,068	$(192,460)

Cash flows from investing activities
Purchases of securities available-for-sale	(371)	(304)
Purchases of securities held-to-maturity	(2,000,000)	(4,495,238)
Proceeds from maturities and principal repayments of securities held-to-maturity	2,247,934	2,930,425
(Purchase), sale of investment required by law – stock in Federal Home Loan Bank	94,200	(38,000)
Net increase in loans	(3,468,942)	(506,438)
Purchases of premises and equipment	(11,933)	(2,214)
Net cash (used in) investing activities	$(3,139,112)	$(2,111,769)

Cash flows from financing activities
Net increase (decrease) in deposits	8,037,456	(5,055,604)
Net increase in advance payments by borrowers for taxes and insurance	28,463	36,114
Increase (decrease) in Federal Home Loan Bank Advances	(2,750,000)	
Distribution of ESOP shares		22,589
Net cash provided by (used in) financing activities	$5,315,919	$(4,996,901)

(continued)

	Three Months Ended June 30,
	2009		2008

Net decrease in cash and cash equivalents		$2,477,875		$(7,301,130)

Cash and cash equivalents, beginning of the period		1,716,955		12,679,133

Cash and cash equivalents, end of period		$4,194,830		$5,378,003

Supplemental Disclosures:

Cash paid during the period for interest		$841,182		$845,608

Cash paid during the period for income taxes		$520		$8,709

Loans transferred to foreclosed real estate during the period	$		$	─

Proceeds from sales of foreclosed real estate financed through loans	$		$	─

Net change in unrealized gain on securities available-for-sale net of tax		$20,135		$23,883

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
June 30, 2009

 (1)           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-K for the year ended March 31, 2009.  In connection with the preparation of the accompanying financial statements, the Company has evaluated events and transactions through August 10, 2009, which is the date the financial statements were available to be issued.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,
	2009	2008
Numerator	$45,655	$(86,529)
Denominators:
Basic shares outstanding	1,577,052	1,573,848
Effect of dilutive securities		
Diluted shares outstanding	1,577,052	1,573,848
Earnings per share:
Basic	$.03	$(0.06)
Dilutive	$.03	$(0.06)

(3)           Supervisory Agreement

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

(4)           Recent  Accounting Pronouncements

Below is a discussion of recent accounting pronouncements.  Recent pronouncements not discussed below were deemed to not be applicable to the Company.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). This FSP provides guidance on identifying circumstances that indicate a transaction is not orderly and guidance on estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  FSP FAS 157-4 emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  This FSP requires additional disclosures for instruments within the scope of SFAS 157.  FSP FAS 157-4 were adopted by the Company, for the interim period beginning April 1, 2009, and did not have a material effect on the Company’s financial position or results of operations.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments” ( FSP FAS 115-2 and FAS 124-2).  This FSP amends the other than temporary (“OTTI”) impairment guidance in the U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure of other than temporary impairments on debt and equity securities in the financial statements.  The FSP modifies the presentation of OTTI losses and expands existing disclosure  requirements about OTTI.  FSP FAS 115-2 and FAS 124-2 were adopted by the Company for the interim period beginning April 1, 2009 and did not have a material effect on the Company’s financial position or results of operations.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Instruments

In April 2009 the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Instruments” (FSP FAS 107-1 and APB 28-1).  This FSP requires publicly traded companies to disclosure the fair value of financial instruments within the scope of FAS 107 in interim financial statements.  FSP FAS 107-2 and APB 28-1 were adopted by the Company for the interim period beginning April 1, 2009.

FASB Statement No. 165, Subsequent Events

In May 2009 the FASB issued FASB Statement No. 165, “Subsequent Events” (SFAS No. 165).  SFAS No. 165 provides additional guidance on the evaluation of subsequent events and requires the disclosure of the date through which subsequent events have been evaluated.  SFAS No. 165 was adopted by the Company for the interim period June 30, 2009.

FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009 the FASB issued FASB Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”.  (SFAS No. 168).  SFAS No. 168 established the FASB Accounting Standards Codification.  The Codification will become the exclusive authoritative reference for nongovernmental U.S.  GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The contents of the Codification will carry the same level of authority, eliminating the four-level GAAP hierarchy previously set forth in Statement 162, which has been superseded by Statement 168.  All authoritative GAAP issued by the FASB after this Statement will be referred to as Accounting Standards Updates.  Accounting Standards Updates will not be considered authoritative in their own right, rather they will only serve to update the Codification, provide background information about the guidance and provide basis for conclusions on changes in the Codification.  The Codification retains existing GAAP without changing it except in one instance related to software revenue recognition, which does not impact the Company.  SFAS No. 168 is effective for the Company for the interim period ending September 30, 2009 and effective for the Form 10-Q for the period ending September 30, 2009, all references to authoritative literature are required to cite the Codification as opposed to legacy accounting pronouncements.

(5)           Fair Value of Financial Instruments

On April 1, 2009 the Bank adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements.  Statement 157 does not require any new fair value measurements.  The adoption of SFAS No. 157 did not have a material impact on the Bank’s consolidated financial statements.

In conjunction with the adoption of SFAS No. 157, the Bank also adopted FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2) on April 1, 2008.  FSP FAS 157-2 amends SFAS No. 157 to defer its effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, or April 1, 2009 for the Company.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

•	Level 1	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2	Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.
•	Level 3	Level 3 inputs are unobservable inputs.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by FSP FAS 107-1 and APB 28-1, the estimated fair value of financial instruments at June 30, 2009 and March 31, 2009 was as follows:

	June 30, 2009		March 31, 2009

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(Dollars in Thousands)

Financial Assets:
Cash & Cash Equivalents	$4,195	$4,195	$1,717	$1,717
Investment securities	14,281	14,718	14,527	14,953
Loans – net	106,993	110,631	103,624	107,728
FHLB stock	252	252	346	346
Accrued interest receivable	498	498	500	500

Total financial assets	126,219	130,294	120,714	125,244

Financial Liabilities:
Deposits	122,021	123,351	113,983	116,283
Advances from FHLB	1,000	1,000	3,750	3,750
Advance payments by
borrowers for taxes
& insurance	388	388	360	360
Accrued interest payable	61	61	212	212

Total financial liabilities	123,470	124,799	118,305	120,605

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended June 30, 2009 and 2008 is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview.  Total assets at June 30, 2009 were $135.7 million, an increase of $5.2 million, or 4.0%, from total assets of $130.5 million at March 31, 2009.  The change in the asset composition reflected an increase in loans and cash and cash equivalents.

Loans.  At June 30, 2009, total loans, net, were $107 million, or 78.9% of total assets.  The increase was primarily attributed to loans on residential real estate.

Table 1:  Loan Portfolio Analysis

	June 30,		March 31,
	2009		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$75,516	69.5%	$70,806	67.2%
Commercial and multi-family	25,503	23.5	26,054	24.7
Construction	2,019	1.8	1,796	1.7
Total real estate loans	103,038	94.8	98,656	93.6
Commercial loans	3,640	3.4	4,618	4.4
Consumer loans	1,963	1.8	2,134	2.0
Total loans	108,641	100.0%	105,408	100.0%
Loans in process			(139)
Net deferred loan fees	(96)		(98)
Allowance for losses	(1,552)		(1,547)
Loans, net	$106,993		$103,624

Nonperforming Loans. Total nonperforming loans at June 30, 2009 increased $32,000 primarily due to commercial loans.

Table 2:  Nonperforming Assets

	June 30,	March 31,
(Dollars in thousands)	2009	2009
Nonaccrual loans	$8,330	$8,298
Accruing loans past due 90 days or more		128
Total of nonaccrual and 90 days or more past due loans	8,330	8,426
Real estate owned		
Other nonperforming assets	118	295
Total nonperforming assets	8,448	8,721
Troubled debt restructurings	590	303
Troubled debt restructurings and total nonperforming assets	$9,038	$9,024

Total nonperforming loans to total loans	7.67%	8.00%
Total nonperforming loans to total assets	6.14	6.46
Total nonperforming assets and troubled debt restructurings to total assets	6.66	6.92

Securities.  The investment securities portfolio was $14.3 million, or 10.5 % of total assets, at June 30, 2009.  At that date, 10.3% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. The portfolio decrease was due to pay down of mortgage backed securities.

Table 3:  Investment Securities

	June 30,		March 31,
	2009		2009
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Mutual funds	$245	$243	$245	$223
Equity securities			—	—
Total available for sale	245	243	245	223

Securities held to maturity:
U.S. Government and agency securities	2,998	3,009	2,500	2,508
Mortgage-backed securities	11,038	11,466	11,782	12,223
Total held to maturity	14,036	14,475	14,282	14,731
Total	$14,281	$14,718	$14,527	$14,954

Deposits.  Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits.  We consider demand deposits and money market and passbook accounts to be core deposits.  We do not have any brokered deposits. At June 30, 2009, core deposits were 45.5% of total deposits.  Deposits increased $8.0 million, or 7.1%, for the three months ended June 30, 2009, as core deposits grew $3.8 million and time deposits grew $4.2 million. Management attributes the growth in deposits to depositors’ desire to deal with community banks rather than large banks due to the negative publicity surrounding the larger banks. We did not run any promotional offerings to attract depositors during the quarter but rather paid competitive rates.

Table 4:  Deposits

	June 30,		March 31,
	2009		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$2,703	2.21%	$2,519	2.2%
Interest-bearing demand deposits	13,222	10.84	10,036	8.8
Savings and money market accounts	39,655	32.50	39,241	34.4
Certificates of deposit	66,441	54.45	62,187	54.6
Total	$122,021	100.0%	$113,983	100.0%

Borrowings.  In recent periods, we have occasionally used short-term FHLB advances as an additional source of liquidity.  At June 30, 2009, we had $1 million of short-term advances outstanding. During the quarter, the bank repaid $2,750,000 in maturing borrowings.

Results of Operations for the Three Months Ended June 30, 2009 and 2008

 Financial Highlights. Net income for the three months ended June 30, 2009, was $46,000 compared to a net loss of $87,000 for the three months ended June 30, 2008. The improvement in net interest income was the result of a significant decrease in the cost of funds without a corresponding decline in rates earned on assets. A decrease in non-interest expenses also contributed to the improvement in net earnings. These improvements were offset by the $100,000 provision for loan losses as compared to $0 for the three months ended June 30, 2008.

Table 5:  Summary Income Statements

Three months ended June 30, (Dollars in thousands)	2009	2008	2009 v. 2008	% Change
Net interest income	$1,065	$803	$262	32.6%
Provision for loan losses	100		100	
Noninterest income	47	54	(7)	(13.0)
Noninterest expenses	949	977	(28)	(2.9)
Net income (loss)	46	(87)	133	152.9

Return on average equity (annualized)	1.56%	(2.7)%
Return on average assets (annualized)	0.14	(0.27)

Net Interest Income.

Net interest income increased $262,000 to $1,065,000 for the three months ended June 30, 2009 from $803,000 for the three months ended June 30, 2008 driven by the decrease of interest expense. The 81 basis point increase in the net interest margin to 3.51% reflected the increase in the net interest income.

Average loans in the three months ended June 30, 2009 increased $6.3 million, or 6.4%, compared with the same period in 2008, driven by growth in residential real estate loans. Average investment securities in the three months ended June 30, 2009 decreased $42,000, or 0.3%, compared to the same period in 2008. The reduction in the investment portfolio reflected the pay down of mortgage backed securities. Reduction of interest rates on loans and investments decreased the average yield on earning assets to 5.81% for the three months ended June 30, 2009, compared with 5.88% for the same period in 2008.

Average interest-bearing deposits in the three months ended June 30, 2009 increased $4.6 million, or 4.2%, compared with the same period in 2008. While deposit balances increased period over period, the Bank made a concerted effort to reduce its cost of funds and ceased offering higher rates on deposit accounts than its competitors. Offering competitive rates allowed for a decrease in interest rates paid on deposits. The average cost of deposits decreased to 2.4%, compared with 3.44% for the same period in 2008.

Table 6:  Analysis of Net Interest Income

Three months ended June 30, (Dollars in thousands)	2009	2008	2009 v. 2008	% Change
Components of net interest income
Loans	$1,597	$1,550	$47	3.03%
Investment securities	168	197	(29)	(14.72)
Total interest income	1,765	1,747	18	1.03
Deposits	690	944	(254)	(26.91)
Total interest expense	700	944	(244)	(25.85)
Net interest income	1,065	803	262	32.63
Average yields and rates paid
Interest-earning assets	5.81%	5.88%	(7)%	bp
Interest-bearing liabilities	2.40	3.44	(104)
Interest rate spread	3.41	2.44	97
Net interest margin	3.51	2.70	81
Average balances
Loans	$104,400	$98,147	$6,253	6.37%
Investment securities	13,684	13,726	(42)	(0.31)
Other earning assets	3,362	6,971	(3,609)	(51.77)
Interest-bearing deposits	114,282	109,660	4,622	4.21
Borrowings	2,560		2,560	

 Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $100,000 in the three months ended June 30, 2009 compared to $0 in the three months ended June 30, 2008.  We had $95,000 in charge-offs in the three months ended June 30, 2009, compared to $247,500 in charge-offs in the same prior year period.

Table 7:  Analysis of Loan Loss Experience

Three months ended June 30, (Dollars in thousands)	2009	2008
Allowance at beginning of period	$1,547	$1,353
Provision for loan losses	100	
Total charge-offs	95	247
Recoveries		
Net charge-offs	95	247
Allowance at end of period	$1,552	$1,106

Allowance to nonperforming loans	18.63%	48.51%
Allowance to total loans outstanding at the end of the period	1.42	1.12
Net charge-offs (recoveries) to average loans outstanding during the period	0.09	0.25

Non-Interest Income.  Noninterest income decreased in the three months ended June 30, 2009 compared to the same period in the prior year primarily as a result of no rental income and a reduction in miscellaneous other income.

Table 8:  Noninterest Income Summary

Three months ended June 30, (Dollars in thousands)	2009	2008	$ Change	% Change
Service charges	$36	$25	$11	44.0%
Rental income		6	(6)	(100.0)
Other	11	23	(12)	(52.2)
Total	$47	$54	(7)	(13.0)

Non-Interest Expenses.  Noninterest expenses declined in the three months ended June 30, 2009 over the same period in the prior year due to reduced professional fees and lower overall data processing costs. The on-line banking expense is now included in the data processing expense. The combined expense decreased $15,000 from the prior period, and overall data processing costs decreased $28,000. The reductions were offset by the increase in the Federal Insurance premiums.

Table 9:  Noninterest Expense Summary

Three months ended June 30, (Dollars in thousands)	2009	2008	$ Change	% Change
Salaries and employee benefits	$481	$482	$(1)	(0.2)%
Advertising	10	15	(5)	(33.3)
Office supplies, telephone and postage	27	37	(10)	(27.0)
Net occupancy expense	169	163	6	3.7
Federal insurance premiums	58	18	40	222.2
Data processing expenses	45	33	12	36.4
ATM expenses	4	17	(13)	(76.5)
Bank charges and fees	31	15	16	106.7
Insurance and surety bond premiums	16	14	2	14.3
Dues and subscriptions	14	13	1	7.7
Professional fees	48	111	(63)	(56.8)
On-line banking expenses		27	(27)	(100.0)
Other	46	32	14	43.8
Total	$949	$977	(28)	(2.9)

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2009, cash and cash equivalents totaled $4.2 million.  In addition, at June 30, 2009, we had arrangements to borrow up to $9 million from the Federal Home Loan Bank of New York.  On June 30, 2009, we had $1 million in advances outstanding. During the quarter the bank repaid $2.75 million in maturing borrowings.

At June 30, 2009, substantially all of our investment securities were classified as held to maturity.  We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity.   We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations.  At June 30, 2009, we had $6.6 million in loan commitments outstanding.  In addition, we had $5.4 million in unused lines of credit.  Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of June 30, 2009 totaled $41.5 million, or 62.5% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010.  We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2009, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the three months ended June 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A.  Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, which could materially and adversely affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.   Defaults upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

3.1	Charter of Delanco Bancorp, Inc. (1)

3.2	Bylaws of Delanco Bancorp, Inc. (1)

4.0	Stock Certificate of Delanco Bancorp, Inc. (1)

10.1	Supervisory Agreement, dated December 17, 2007, by and between Delanco Federal Savings Bank and the Office of Thrift Supervision (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

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

DELANCO BANCORP, INC.

Dated: August 12, 2009	By:	/s/ James E. Igo
James E. Igo
President and Chief Executive Officer

Dated: August 12, 2009	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer