Form 10-Q
period 2009-09-30
Delanco Bancorp, Inc
filed 2009-11-16
CIK 1382413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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
No ☒

As of November 13, 2009 there were 1,634,725 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	September 30, 2009	March 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$821,774	$476,087
Interest-bearing deposits	2,796,394	1,240,868
Total cash and cash equivalents	3,618,168	1,716,955
Investment securities:
Securities held-to-maturity (fair value of $15,187,625 (unaudited) and $14,730,626 at September 30,2009 and March 31, 2009, respectively)	14,664,949	14,282,255
Securities available-for-sale	254,141	222,719
Total investment securities	14,919,090	14,504,974
Loans, net of allowance for loan losses of $1,355,915 at September 30, 2009 (unaudited), $1,546,601 at March 31, 2009	108,794,933	103,624,343
Accrued interest receivable	510,028	499,981
Premises and equipment, net	7,884,978	8,024,232
Real Estate Owned	487,968	
Investment required by law-stock in Federal Home Loan Bank, at cost	251,700	345,900
Deferred income taxes	723,715	561,000
Bank owned life insurance	136,004	130,042
Prepaid and refundable income taxes	552,361	561,971
Other assets	309,505	498,966
Total assets	$138,188,450	$130,468,364
LIABILITIES
Deposits
Non-interest bearing deposits	2,209,738	2,518,934
Interest bearing deposits	122,696,840	111,464,281
Total deposits	124,906,578	113,983,215
Federal Home Loan Bank Advances	1,000,000	3,750,000
Accrued interest payable	66,213	211,962
Advance payments by borrowers for taxes and insurance	423,066	359,738
Other liabilities	536,753	642,032
Total liabilities	126,932,610	118,946,947

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized; no shares issued		
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding	$16,347	$16,347
Additional paid-in capital	6,652,235	6,652,235
Retained earnings, substantially restricted	5,188,830	5,499,813
Unearned common stock held by employee stock ownership plan	(576,729)	(576,729)
Accumulated other comprehensive (Loss)	(24,843)	(70,249)
Total stockholder’s equity	11,255,840	11,521,417
Total liabilities and stockholders’ equity	$138,188,450	$130,468,364

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans	$1,518,517	$1,606,237	$3,115,336	$3,155,653
Investment securities	177,901	197,285	345,614	394,487
Total interest income	1,696,418	1,803,522	3,460,950	3,550,140

INTEREST EXPENSE
Interest-bearing checking accounts	27,345	14,519	53,365	27,519
Passbook and money market accounts	132,140	173,026	269,835	351,279
Certificates of deposits	512,812	706,279	1,039,200	1,458,725
Federal Home Loan Bank Advances	5,580	─	15,236	─
Total interest expense	677,877	893,824	1,377,636	1,837,523

Net interest income	1,018,541	909,698	2,083,314	1,712,617
Provision for loan losses	705,000	442,000	805,000	442,000
Net interest income after provision for loan losses	313,541	467,698	1,278,314	1,270,617

NON-INTEREST INCOME
Income from bank-owned life insurance		─	5,962	5,630
Service charges	33,886	48,449	69,731	73,786
Rental income		─		5,875
Other	14,157	15,306	19,183	32,169
Total non-interest income	48,043	63,755	94,876	117,460

NON-INTEREST EXPENSE
Salaries and employee benefits	464,073	480,908	944,776	962,567
Advertising	10,778	13,840	20,709	28,967
Office supplies, telephone and postage	41,530	39,060	68,783	75,874
Net occupancy expense	172,441	171,868	341,692	334,838
Federal insurance premiums	90,013	33,773	147,708	51,323
Data processing expenses	25,285	31,698	70,687	65,196
ATM expenses	7,327	16,796	11,109	33,955
Bank charges and fees	26,497	17,662	57,006	33,019
Insurance and surety bond premiums	17,101	13,152	33,306	27,377
Dues and subscriptions	5,066	11,493	19,124	24,097
Professional fees	58,386	90,057	106,210	201,454
On-line banking expense		26,289		53,548
Other	9,877	37,721	56,050	69,487
Total non-interest expense	928,374	984,317	1,877,160	1,961,702

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(566,790)	(452,864)	(503,970)	(573,625)

Income taxes (benefits)	(210,152)	(166,797)	(192,987)	(201,029)

NET INCOME (LOSS)	$(356,638)	$(286,067)	$(310,983)	$(372,596)
INCOME (LOSS) PER COMMON SHARE	$(0.23)	$(0.18)	$(0.20)	$(0.24)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned Employee Stock Ownership	Accumulated Other-Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Plan	Income (Loss)	Equity

Balance at March 31, 2009	1,634,725	$16,347	$6,652,235	$5,499,813	$(576,729)	$(70,249)	$11,521,417

Net income				(310,983)			(310,983)
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $12,490						45,406	45,406
Total comprehensive income				(310,983)		45,406	(265,577)
Balance at September 30, 2009	1,634,725	$16,347	$6,652,235	$5,188,830	$(576,729)	$(24,843)	$11,255,840

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended September 30,
	2009	2008
Cash flow from operating activities
Net Income (Loss)	$(310,983)	$(372,596)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(148,535)	(18,449)
Depreciation	170,037	157,884
Discount accretion net of premium amortization	(3,331)	39,343
Provision for loan losses	805,000	442,000
Income from bank owned life insurance	(5,962)	(5,630)
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	(10,047)	(85,531)
Other assets	189,461	(29,324)
Prepaid and refundable income taxes	9,610	(145,986)
Increase (decrease) in:
Accrued interest payable	(145,749)	(170,163)
Other liabilities	(105,279)	68,402
Net cash provided by (used in) operating activities	$444,222	$(120,050)

Cash flows from investing activities
Purchases of securities available-for-sale	(195)	(865)
Purchases of securities held-to-maturity	(3,500,000)	(6,681,320)
Proceeds from maturities and principal repayments of securities held-to-maturity	3,120,636	3,786,724
(Purchase), sale of investment required by law – stock in Federal Home Loan Bank	94,200	(38,000)
Net increase in loans	(6,463,558)	(3,548,205)
Purchases of premises and equipment	(30,783)	(87,572)
Net cash (used in) investing activities	$ (6,779,700)	$(6,569,238)

Cash flows from financing activities
Net increase (decrease) in deposits	10,923,362	(1,581,033)
Net increase in advance payments by borrowers for taxes and insurance	63,329	44,182
Increase (decrease) in Federal Home Loan Bank Advances	(2,750,000)	
Distribution of ESOP shares		22,588
Net cash provided by (used in) financing activities	$8,236,691	$(1,514,263)

(continued)

	Six Months Ended September 30,
	2009	2008

Net decrease in cash and cash equivalents	$1,901,213	$(8,203,551)

Cash and cash equivalents, beginning of the period	1,716,955	12,679,133

Cash and cash equivalents, end of period	$3,618,168	$4,475,582

Supplemental Disclosures:

Cash paid during the period for interest	$1,523,385	$2,007,686

Cash paid during the period for income taxes	$520	$1,150

Loans transferred to foreclosed real estate during the period	$487,968	$–

Proceeds from sales of foreclosed real estate financed through loans	$ 	$–

Net change in unrealized gain on securities available-for-sale net of tax	$31,019	$15,727

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
September 30, 2009

 (1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three and six month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-K for the year ended March 31, 2009.  In connection with the preparation of the accompanying financial statements, the Company has evaluated events and transactions through November 12, 2009, which is the date the financial statements were available to be issued.

(2)         Use of Estimates

In preparing financial statements in conformity with U.S. generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of  income and expenses during the reporting period. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans and the evaluation of deferred taxes.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Numerator	$(356,638)	$(286,067)	$(310,983)	$(372,596)
Denominators:
Basic shares outstanding	1,577,052	1,573,848	1,577,052	1,573,848
Effect of dilutive securities				
Dilutive shares outstanding	1,577,052	1,573,848	1,577,052	1,573,848
Earnings per share:
Basic	$(0.23)	$(0.18)	$(0.20)	$(0.24)
Dilutive	$(0.23)	$(0.18)	$(0.20)	$(0.24)

(4)          Supervisory Agreement

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

Pursuant to the terms of Supervisory Agreement, the Bank agreed as follows:

•	To refrain from making, investing in, purchasing or otherwise modifying any commercialloan without the prior written non-objection of the OTS.

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

(5)          Recent  Accounting Pronouncements

Below is a discussion of recent accounting pronouncements.  Recent pronouncements not discussed below were deemed to not be applicable to the Company.

ASC Topic 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued  guidance on identifying circumstances that indicate a transaction is not orderly and guidance on estimating fair value  when the volume and level of activity for the asset or liability have significantly decreased.  This guidance emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  This guidance was adopted by the Company, for the interim period beginning April 1, 2009, and did not have a material effect on the Company’s financial position or results of operations.

ASC Topic 320-10-65, Recognition and Presentation of Other Than Temporary Impairments

In April 2009, the FASB issued  guidance  regarding the recognition and presentation of other than temporary impairments on debt and equity securities in the financial statements.  This guidance modifies the presentation of OTTI losses and expands existing disclosure requirements about OTTI.  This guidance was adopted by the Company for the interim period beginning April 1, 2009 and did not have a material effect on the Company’s financial position or results of operations.

ASC Topic 825-10-50, Interim Disclosures about Fair Value of Instruments

In April 2009 the FASB issued guidance which requires publicly traded companies to disclose the fair value of financial instruments within the scope of FAS 107 in interim financial statements.  This guidance was adopted by the Company for the interim period beginning April 1, 2009.

ASC Topic 855, Subsequent Events

In May 2009 the FASB issued additional guidance on the evaluation of subsequent events and requires the disclosure of the date through which subsequent events have been evaluated.  This guidance was adopted by the Company for the interim period June 30, 2009.

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

(6)           Fair Value of Financial Instruments

On April 1, 2009 the Bank adopted ASC Topic 820-10, “Fair Value Measurements and Disclosures”. ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements.  ASC Topic 820 does not require any new fair value measurements.  The adoption of ASC Topic 820-10 did not have a material impact on the consolidated financial statements.

In conjunction with the adoption of  ASC Topic 820, the Bank also adopted the guidance of ASC Paragraphs 820-10-50-8A, 55-23A and 55-23B on April 1, 2008.  This guidance defers its effective date of AS Topic 820 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, or April 1, 2009 for the Company.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

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

• Level 3	Level 3 inputs are unobservable inputs.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at September 30, 2009 and March 31, 2009 was as follows:

	September 30, 2009		March 31, 2009

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$3,618	$3,618	$1,717	$1,717
Investment securities	14,919	15,442	14,527	14,953
Loans – net	108,795	112,059	103,624	107,728
FHLB stock	252	252	346	346
Accrued interest receivable	510	510	500	500

Total financial assets	128,094	131,881	120,714	125,244

Financial Liabilities:
Deposits	124,900	125,095	113,983	116,283
Advances from FHLB	1,000	1,000	3,750	3,750
Advance payments by borrowers for taxes and insurance	423	423	360	360
Accrued interest payable	66	66	212	212

Total financial liabilities	126,389	126,584	118,305	120,605

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the six months ended September 30, 2009 and 2008 is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview.  Total assets at September 30, 2009 were $138.2 million, an increase of $7.7 million, or 5.9%, from total assets of $130.5 million at March 31, 2009.  The change in the asset composition reflected an increase in net loans and cash and cash equivalents.

Loans.  At September 30, 2009, total loans, net, were $108.8 million, or 78.7% of total assets.  The increase was primarily attributed to single family residential loans.

Table 1:  Loan Portfolio Analysis

	September 30,		March 31,
	2009		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$78,837	71.5%	$70,806	67.2%
Commercial and multi-family	24,812	22.5	26,054	24.7
Construction	1,814	1.7	1,796	1.7
Total real estate loans	105,463	95.7	98,656	93.6
Commercial loans	3,031	2.7	4,618	4.4
Consumer loans	1,741	1.6	2,134	2.0
Total loans	110,235	100%	105,408	100.0%
Loans in process			(139)
Net deferred loan fees	(84)		(98)
Allowance for losses	(1,356)		(1,547)
Loans, net	$108,795		$103,624

Nonperforming Loans.  Total nonperforming loans at September 30, 2009 increased $940,000 primarily due to delinquencies in commercial and multi-family real estate loans and to a lesser degree, commercial loans. Management automatically places all loans greater than 90 days past due on non-accrual status. During the quarter, the Bank accepted deeds in lieu of foreclosure on two properties that were placed into real estate owned.

Table 2: Nonperforming Assets
	September 30,	March 31,
(Dollars in thousands)	2009	2009
Nonaccrual loans	$9,363	$8,298
Accruing loans past due 90 days or more		128
Total of nonaccrual and 90 days or more past due loans	9,363	8,426
Real estate owned	488	
Other nonperforming assets	117	295
Total nonperforming assets	9,968	8,721
Troubled debt restructurings	588	303
Troubled debt restructurings and total nonperforming assets	$10,556	$9,024

Total nonperforming loans to total loans	8.49%	8.00%
Total nonperforming loans to total assets	6.78	6.46
Total nonperforming assets and troubled debt restructurings to total assets	7.64	6.92

Securities.  The investment securities portfolio was $14.9 million, or 10.8 % of total assets, at September 30, 2009.  At that date, 69.6% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. The portfolio increase was due to purchases of U.S Government agency bonds.

Table 3: Investment Securities
	September 30,		March 31,
	2009		2009
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Mutual funds	$245	$254	$245	$223
Total available for sale	245	254	245	223

Securities held to maturity:
U.S. Government and agency securities	4,292	4,319	2,500	2,508
Mortgage-backed securities	10,373	10,869	11,782	12,223
Total held to maturity	14,665	15,188	14,282	14,731
Total	$14,910	$15,442	$14,527	$14,954

Deposits.  Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits.  We consider demand deposits and money market and passbook accounts to be core deposits.  We do not have any brokered deposits. At September 30, 2009, core deposits were 44.3% of total deposits.  Deposits increased $10.9 million, or 9.6%, for the six months ended September 30, 2009. Certificates of deposit increased $7.4 million and demand deposits increased $3.5 million.

Table 4: Deposits
	September 30,		March 31,
	2009		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$2,210	1.8%	$2,519	2.2%
Interest-bearing demand deposits	13,553	10.9	10,036	8.8
Savings and money market accounts	39,517	31.6	39,241	34.4
Certificates of deposit	69,627	55.7	62,187	54.6
Total	$124,907	100.0%	$113,983	100.0%

Borrowings.  In recent periods, we have occasionally used short-term FHLB advances as an additional source of liquidity.  At September 30, 2009, we had $1.0 million of short-term advances outstanding.  During the six month period, the Bank repaid $2.8 million in maturing borrowings.

Results of Operations for the Six Months Ended September 30, 2009 and 2008

 Financial Highlights. Net loss for the six months ended September 30, 2009 was $311,000 compared to a net loss of $373,000 from the prior year ended. Net loss decreased for the six months ended September 30, 2009 from the prior year period due to improvements in the net interest margin as reflected by the increase in net interest income and a reduction in noninterest expenses, partially offset by an increase in the amount of provision for loan losses.

Table 5: Summary Income Statements

Six months ended September 30, (Dollars in thousands)	2009	2008	2009 v. 2008	% Change
Net interest income	$2,083	$1,713	370	21.6%
Provision for loan losses	805	442	363	82.1
Noninterest income	95	117	(22)	(18.8)
Noninterest expenses	1,877	1,962	(85)	(4.3)
Net income	(311)	(373)	62	16.6
Return on average equity (annualized)	(5.36)%	(5.89)%
Return on average assets (annualized)	(0.46)%	(0.58)%

Net Interest Income.  Net interest income increased $370,000 to $2,083,000 for the six months ended September 30, 2009 from $1,713,000 for the six months ended September 30, 2008 driven by lower interest expense due to the decreased interest rates.  The 46 basis point increase in the net interest margin to 3.34% reflected the Bank’s ability to maintain the amount of interest income recognized while significantly decreasing its cost of funds.  Interest income remained steady due to an increase in outstanding loans that offset the effect of an increased amount of non-performing loans.   The decrease in the cost of funds was driven by lower market interest rates as well as the Bank’s determination to not pay above market rates on deposits.

Average loans in the six months ended September 30, 2009 increased $7.2 million, or 7.3%, compared with the same period in 2008, driven by growth in residential mortgages.  Average investment securities in the six months ended September 30, 2009 decreased $10,000, or 0.10%, compared to the same period in 2008.  The reduction in the investment portfolio reflected payments on mortgage backed securities. Reduction of interest rates on loans and investments decreased the average yield on earning assets to 5.55% for the six months ended September 30, 2009, compared with 5.97% for the same period in 2008.

Average interest-bearing deposits in the six months ended September 30, 2009 increased $ 8.1 million, or 7.4%, compared with the same period in 2008 due to increases in interest bearing demand deposits and time deposits.  Average time deposits increased as we promoted select deposit maturities.  Decreases in market interest rates caused the average cost of deposits to drop to 2.28%, compared with 3.34% for the same period in 2008.

 Table 6:  Analysis of Net Interest Income

Six months ended September 30, (Dollars in thousands)	2009	2008	2009 v. 2008		% Change
Components of net interest income
Loans	$3,115	$3,156	$(41)		(1.3)%
Investment securities	346	394	(48)		(12.2)
Total interest income	3,461	3,550	(89)		(2.5)
Deposits	1,363	1,837	(474)		(25.8)
Borrowings	15	─	15		
Total interest expense	1,378	1,837	(459)		(25.0)
Net interest income	2,083	1,713	370		21.6
Average yields and rates paid
Interest-earning assets	5.55%	5.97%	(42	) bp
Interest-bearing liabilities	2.28	3.34	(106)
Interest rate spread	3.27	2.63	64
Net interest margin	3.34	2.88	46
Average balances
Loans	$106,310	$99,089	$7,221		7.3%
Investment securities	14,285	14,295	(10)		(0.1)
Other earning assets	4,207	5,645	(1,438)		(25.5)
Interest-bearing deposits	118,285	110,155	8,130		7.4
Borrowings	1,776	─	1,776		

 Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $805,000 in the six months ended September 30, 2009 compared to $442,000 in the six months ended September 30, 2008.  We had $997,000 in charge-offs in the six months ended September 30, 2009, compared to $392,500 in charge-offs in the same prior year period.

Table 7: Analysis of Loan Loss Experience

Six months ended September 30, (Dollars in thousands)	2009	2008
Allowance at beginning of period	$1,547	$1,353
Provision for loan losses	805	442
Total charge-offs	(997)	(393)
Recoveries	1	2
Net charge-offs	(996)	(391)
Allowance at end of period	$1,356	$1,404

Allowance to nonperforming loans	14.5%	40.0%
Allowance to total loans outstanding at the end of the period	1.2	1.4
Net charge-offs (recoveries) to average loans outstanding during the period	0.94	0.40

Non-Interest Income.  Noninterest income decreased in the six months ended September 30, 2009 compared to the same period in the prior year primarily as a result of no rental income from the Cinnaminson office building and a reduction in miscellaneous other income.

Table 8: Noninterest Income Summary

Six months ended September 30, (Dollars in thousands)	2009	2008	$ Change	% Change

Income from bank-owned life insurance	$6	$5	$1	20.0%
Service charges	70	74	(4)	(5.4)
Rental income		6	(6)	
Other	19	32	(13)	(40.6)
Total	$95	$117	$(22)	(18.8)

Non-Interest Expenses.  Noninterest expenses declined in the six months ended September 30, 2009 over the same period in the prior year due to reduced professional fees and lower overall data processing costs. The on-line banking expense is now included in the data processing expense. The combined expense decreased $48,000 from the prior period, and overall data processing costs decreased $71,000. The reductions were offset by the $97,000 increase in the Federal Deposit Insurance premiums. The increased premiums include a special assessment charged to all FDIC insured financial institutions. Our charge amount was $62,117.50.

Table 9: Noninterest Expense Summary

Six months ended September 30, (Dollars in thousands)	2009	2008	$ Change	% Change
Salaries and employee benefits	$944	$963	$(19)	(2.0)%
Advertising	21	29	(8)	(27.6)
Office supplies, telephone and postage	69	76	(7)	(9.2)
Net occupancy expense	342	335	7	2.1
Federal insurance premiums	148	51	97	190.2
Data processing expenses	71	65	6	9.2
ATM expenses	11	34	(23)	(67.6)
Bank charges and fees	57	33	24	72.7
Insurance and surety bond premiums	33	27	6	22.2
Dues and subscriptions	19	24	(5)	(20.8)
Professional fees	106	201	(95)	(47.3)
On-line banking expenses		54	(54)	(100.0)
Other	56	70	(14)	(20.0)
Total	$1,877	$1,962	(95)	(4.8)

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2009, cash and cash equivalents totaled $3.6 million.  In addition, at September 30, 2009, we had arrangements to borrow up to $8.5 million from the Federal Home Loan Bank of New York.  On September 30, 2009, we had $1 million in advances outstanding. During the quarter the Bank did not have any maturing borrowings.

At September 30, 2009, substantially all of our investment securities were classified as held to maturity.  We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity.   We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations.  At September 30, 2009, we had $0.8 million in loan commitments outstanding.  In addition, we had $6.4 million in unused lines of credit.  Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of September 30, 2009 totaled $45.8 million, or 65.7% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010.  We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2009, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the six months ended September 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on August 17, 2009.  The results of the vote on the matters presented at the meeting are as follows:

1.           The following individuals were elected as directors, each for a three-year term:

	Votes for	Votes Withheld

Thomas J. Coleman, III	1,302,704	158,483
Donald R. Neff	1,312,346	148,841

2.	The appointment of Connolly, Grady & Cha, P.C. as auditors for the Company for the fiscal year ending March 31, 2010 was ratified by stockholders by the following vote:

For:	1,419,742
Against:	40,385
Abstain:	1,060

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Charter of Delanco Bancorp, Inc. (1)

3.2	Bylaws of Delanco Bancorp, Inc. (1)

4.0	Stock Certificate of Delanco Bancorp, Inc. (1)

10.1	Supervisory Agreement, dated December 17, 2007, by and between Delanco Federal Savings Bank and the Office of Thrift Supervision (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

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

DELANCO BANCORP, INC.

Dated: November 13, 2009	By:	/s/ James E. Igo
James E. Igo
President and Chief Executive Officer

Dated: November 13, 2009	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer