Form 10-Q
period 2009-12-31
Delanco Bancorp, Inc
filed 2010-02-16
CIK 1382413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009
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
Yes ☐                   No ☒

As of February 12, 2010 there were 1,634,725 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	December 31, 2009	March 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$660,857	$476,087
Interest-bearing deposits	5,977,117	1,240,868
Total cash and cash equivalents	6,637,974	1,716,955
Investment securities:
Securities held-to-maturity (fair value of $13,304,247 (unaudited) and $14,730,626 at December 31, 2009 and March 31, 2009, respectively)	12,863,329	14,282,255
Securities available-for-sale	260,775	222,719
Total investment securities	13,124,104	14,504,974
Loans, net of allowance for loan losses of $1,374,587 at December 31, 2009 (unaudited), $1,546,601 at March 31, 2009	108,212,627	103,624,343
Accrued interest receivable	490,948	499,981
Premises and equipment, net	7,806,132	8,024,232
Real estate owned	437,968	–
Investment required by law-stock in Federal Home Loan Bank, at cost	206,700	345,900
Deferred income taxes	728,700	561,000
Bank owned life insurance	136,004	130,042
Prepaid and refundable income taxes	350	561,971
Other assets	1,204,830	498,966
Total assets	$138,986,337	$130,468,364
LIABILITIES
Deposits
Non-interest bearing deposits	2,851,743	2,518,934
Interest bearing deposits	123,803,521	111,464,281
Total deposits	126,655,264	113,983,215
Federal Home Loan Bank Advances	–	3,750,000
Accrued interest payable	40,678	211,962
Advance payments by borrowers for taxes and insurance	401,053	359,738
Other liabilities	509,664	642,032
Total liabilities	127,606,659	118,946,947

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding	$16,347	$16,347
Additional paid-in capital	6,652,235	6,652,235
Retained earnings, substantially restricted	5,317,768	5,499,813
Unearned common stock held by employee stock ownership plan	(576,729)	(576,729)
Accumulated other comprehensive (Loss)	(29,943)	(70,249)
Total stockholder’s equity	11,379,678	11,521,417
Total liabilities and stockholders’ equity	$138,986,337	$130,468,364

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
INTEREST INCOME
Loans	$1,584,559	$1,368,551	$4,699,895	$4,524,204
Investment securities	173,300	215,205	518,914	609,692
Total interest income	1,757,859	1,583,756	5,218,809	5,133,896

INTEREST EXPENSE
Interest-bearing checking accounts	25,909	25,780	79,274	53,299
Passbook and money market accounts	126,646	164,198	396,481	515,477
Certificates of deposits	507,465	715,054	1,546,665	2,173,779
Federal Home Loan Bank Advances	4,440	3,479	19,676	3,479
Total interest expense	664,460	908,511	2,042,096	2,746,034
Net interest income	1,093,399	675,245	3,176,713	2,387,862
Provision for loan losses	110,000	325,000	915,000	767,000
Net interest income after provision for loan losses	983,399	350,245	2,261,713	1,620,862

NON-INTEREST INCOME
Gain on sale of investment	15,053	–	15,053	–
Income from bank-owned life insurance	–	–	5,962	5,630
Service charges	31,025	45,274	100,756	119,060
Rental income	583	–	583	5,875
Other	628	16,637	19,811	48,806
Total non-interest income	47,289	61,911	142,165	179,371
NON-INTEREST EXPENSE
Salaries and employee benefits	396,689	424,292	1,341,465	1,386,859
Advertising	7,472	13,601	28,181	42,568
Office supplies, telephone and postage	21,773	41,835	90,556	117,709
Net occupancy expense	174,960	162,716	516,652	497,554
Real estate owned loss reserve	50,000	–	50,000	–
Federal insurance premiums	69,595	32,316	217,303	83,639
Data processing expenses	31,307	38,420	101,994	103,616
ATM expenses	6,669	17,039	17,778	50,994
Bank charges and fees	22,993	19,893	79,999	52,912
Insurance and surety bond premiums	17,112	12,802	50,418	40,179
Dues and subscriptions	6,715	14,360	25,839	38,457
Professional fees	31,786	60,446	137,996	261,900
On-line banking expense	–	31,099	–	84,647
Other	52,742	55,237	108,792	124,724
Total non-interest expense	889,813	924,056	2,766,973	2,885,758

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	140,875	(511,900)	(363,095)	(1,085,525)

Income taxes (benefits)	11,937	(177,798)	(181,050)	(378,827)

NET INCOME (LOSS)	$128,938	$(334,102)	$(182,045)	$(706,698)
INCOME (LOSS) PER COMMON SHARE	$0.08	$(0.21)	$(0.12)	$(0.45)

See Notes to the Unaudited Consolidated Financial Statements.

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned Employee Stock Ownership	Accumulated Other-Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Plan	Income (Loss)	Equity

Balance at March 31, 2009	1,634,725	$16,347	$6,652,235	$5,499,813	$(576,729)	$(70,249)	$11,521,417

Net income				(182,045)			(182,045)
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $(161)						40,306	40,306

Total comprehensive income				(182,045)		40,306	(141,739)
Balance at December 31, 2009	1,634,725	$16,347	$6,652,235	$5,317,768	$(576,729)	$(29,943)	$11,379,678

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended December 31,
	2009		2008
Cash flow from operating activities
Net Income (Loss)		$(182,045)	$(706,698)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes		(150,120)	(11,808)
Depreciation		256,003	236,840
Discount accretion net of premium amortization		(5,464)	37,140
Provision for loan losses		915,000	767,000
Income from bank owned life insurance		(5,962)	(5,630)
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable		9,033	34,834
Other assets		(705,863)	(41,134)
Prepaid and refundable income taxes		561,621	(331,581)
Increase (decrease) in:
Accrued interest payable		(171,285)	(149,301)
Other liabilities		(132,368)	52,407
Net cash provided by (used in) operating activities		$388,550	$(117,931)

Cash flows from investing activities
Purchases of securities available-for-sale		(15,330)	(1,372)
Purchases of securities held-to-maturity		(4,000,000)	(8,181,320)
Proceeds from maturities and principal repayments of securities held-to-maturity		5,424,389	4,610,978
(Purchase), sale of investment required by law – stock in Federal Home Loan Bank		139,200	(139,300)
Net increase in loans		(5,941,252)	(7,152,393)
Purchases of premises and equipment		(37,903)	(149,477)
Net cash (used in) investing activities	$	(4,430,896)	$(11,012,884)

Cash flows from financing activities
Net increase (decrease) in deposits		12,672,049	2,645,350
Net increase in advance payments by borrowers for taxes and insurance		41,316	37,225
Increase (decrease) in Federal Home Loan Bank Advances		(3,750,000)	2,250,000
Distribution of ESOP shares		–	22,588
Net cash provided by (used in) financing activities		$8,963,365	$4,955,163

(continued)

	Nine Months Ended December 31,
	2009	2008

Net decrease in cash and cash equivalents	$4,921,019	$(6,175,652)

Cash and cash equivalents, beginning of the period	1,716,955	12,679,133

Cash and cash equivalents, end of period	$6,637,974	$6,503,481

Supplemental Disclosures:

Cash paid during the period for interest	$2,193,705	$2,895,336

Cash paid during the period for income taxes	$520	$2,300

Loans transferred to foreclosed real estate during the period	$487,968	$–

Proceeds from sales of foreclosed real estate financed through loans	$–	$–

Net change in unrealized gain on securities available-for-sale net of tax	$13,635	$33,250

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
December 31, 2009

 (1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP).  However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three and nine month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-K for the year ended March 31, 2009.  In connection with the preparation of the accompanying financial statements, the Company has evaluated events and transactions through February 12, 2010, which is the date the financial statements were available to be issued.

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

(3)          Deferred Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. A reduction in estimated future taxable income required us to record a valuation allowance against our deferred tax assets. A valuation allowance totaling $500,000 as of December 31, 2009 exists against the deferred income taxes.

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of Delanco Federal Savings Bank’s (the “Bank”) Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower then our GAAP capital ratio by 32 basis points.

(4)          Income Taxes

The Bank adopted the provisions of Financial ASC Topic 740 “Accounting for Uncertainty in Income Taxes” on April 1, 2007. ASC Topic 740 prescribes a threshold and measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Bank has determined that there are no significant uncertain tax positions requiring recognition in its financial statements.

Federal tax years 2006 through 2008 remain subject to examination as of December 31, 2009, while tax years 2005 through 2008 remain subject to examination by state taxing jurisdictions. In the event the Bank is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

(5)         Earnings Per Share

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Numerator	$128,938	$(334,102)	$(182,045)	$(706,698)
Denominators:
Basic shares outstanding	1,577,052	1,573,848	1,577,052	1,573,848
Effect of dilutive securities	–	–	–	–
Dilutive shares outstanding	1,577,052	1,573,848	1,577,052	1,573,848
Earnings per share:
Basic	$0.08	$(0.21)	$(0.12)	$(0.45)
Dilutive	$0.08	$(0.21)	$(0.12)	$(0.45)

(6)      Supervisory Agreement

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

•
By December 31, 2007, to review each commercial loan file with an outstanding principal balance that equals or exceeds $250,000 and by February 29, 2008 for all other commercial loans, to determine whether all required documentation has been obtained.  All missing or incomplete documentation must be obtained by January 31, 2008 for all commercial loans with an outstanding principal balance that equals or exceeds $250,000 and by February 29, 2008 for all other commercial loans.

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

(6)         Recent Accounting Pronouncements

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

FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009 the FASB issued FASB Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”.  (SFAS No. 168).  SFAS No. 168 established the FASB Accounting Standards Codification.  The Codification will become the exclusive authoritative reference for nongovernmental U.S.  GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The contents of the Codification will carry the same level of authority, eliminating the four-level GAAP hierarchy previously set forth in Statement 162, which has been superseded by Statement 168.  All authoritative GAAP issued by the FASB after this Statement will be referred to as Accounting Standards Updates.  Accounting Standards Updates will not be considered authoritative in their own right, rather they will only serve to update the Codification, provide background information about the guidance and provide basis for conclusions on changes in the Codification.  The Codification retains existing GAAP without changing it except in one instance related to software revenue recognition, which does not impact the Company.  SFAS No. 168 is effective for the Company for the interim period ending September 30, 2009 and effective for the Form 10-Q for the period ending December 31, 2009, all references to authoritative literature are required to cite the Codification as opposed to legacy accounting pronouncements.

(7)         Fair Value of Financial Instruments

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

• Level 3	Level 3 inputs are unobservable inputs.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at December 31, 2009 and March 31, 2009 was as follows:

	December 31, 2009		March 31, 2009

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$6,638	$6,638	$1,717	$1,717
Investment securities	13,124	13,565	14,505	14,953
Loans – net	108,213	111,042	103,624	107,728
FHLB stock	207	207	346	346
Accrued interest receivable	491	491	500	500

Total financial assets	128,673	131,943	120,714	125,244

Financial Liabilities:
Deposits	126,655	128,022	113,983	116,283
Advances from FHLB	–	–	3,750	3,750
Advance payments by borrowers for taxes and insurance	401	401	360	360
Accrued interest payable	41	41	212	212

Total financial liabilities	127,097	128,464	118,305	120,605

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the nine months ended December 31, 2009 and 2008 is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview.  Total assets at December 31, 2009 were $139.0 million, an increase of $8.5 million, or 6.5%, from total assets of $130.5 million at March 31, 2009.  The change in the asset composition reflected an increase in cash and cash equivalents and loans.

Loans.  At December 31, 2009, total loans, net, were $108.2 million, or 77.9% of total assets.  The increase was primarily attributed to single-family residential loans.

Table 1:  Loan Portfolio Analysis

	December 31,		March 31,
	2009		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent

Real estate loans:
Residential	$78,810	71.9%	$70,806	67.2%
Commercial and multi-family	24,769	22.6	26,054	24.7
Construction	1,541	1.4	1,796	1.7
Total real estate loans	105,120	95.9	98,656	93.6
Commercial loans	3,006	2.7	4,618	4.4
Consumer loans	1,543	1.4	2,134	2.0
Total loans	109,669	100.0%	105,408	100.0%
Loans in process	–		(139)
Net deferred loan fees	(81)		(98)
Allowance for losses	(1,375)		(1,547)
Loans, net	$108,213		$103,624

Nonperforming Assets. Total nonperforming assets and troubled debt restructurings at December 31, 2009 increased $1.96 million primarily due to delinquencies in commercial real estate loans. The Bank continues to work with our borrowers where possible and are pursuing legal action where the ability to work with the customers does not exist.  As of December 31, 2009 the Bank has entered into formal forbearance agreements with three relationships totaling $2.5 million that require current payments while they restructure their finances.  An additional $2.4 million of the non-accrual loans are making payments but have been unable to bring the total due under 90 days past due as of December 31, 2009. $1.5 million in non-accrual loans are secured by properties that are under agreements for sale and are expected to settle during the first calendar quarter of 2010.

Table 2:  Nonperforming Assets

	December 31,	March 31,
(Dollars in thousands)	2009	2009
Nonaccrual loans	$8,679	$8,298
Accruing loans past due 90 days or more	–	128
Total of nonaccrual and 90 days or more past due loans	8,679	8,426
Real estate owned	438	–
Other nonperforming assets	8	295
Total nonperforming assets	9,125	8,721
Troubled debt restructurings	1,854	303
Troubled debt restructurings and total nonperforming assets	$10,979	$9,024

Total nonperforming loans to total loans	7.91%	8.00%
Total nonperforming assets to total assets	6.57	6.68
Total nonperforming assets and troubled debt restructurings to total assets	7.90	6.92

Securities.  The investment securities portfolio was $13.1 million, or 9.4% of total assets, at December 31, 2009.  At that date, 75.2% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. The portfolio decrease was due to payments on mortgage backed securities.

Table 3:  Investment Securities

	December 31,		March 31,
	2009		2009
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Mutual funds	$261	$261	$245	$223
Total available for sale	260	261	245	223

Securities held to maturity:
U.S. Government and agency securities	2,998	3,006	2,500	2,508
Mortgage-backed securities	9,865	10,298	11,782	12,223
Total held to maturity	12,863	13,304	14,282	14,731
Total	$13,124	$13,565	$14,527	$14,954

Deposits.  Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits.  We consider demand deposits and money market and passbook accounts to be core deposits.  We do not have any brokered deposits. At December 31, 2009, core deposits were 44.0% of total deposits.  Deposits increased $12.7 million, or 11.1%, for the nine months ended December 31, 2009. The Bank attributes the increase to customers seeking to establish a banking relationship with a community banking organization.

Table 4:  Deposits

	December 31,		March 31,
	2009		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$2,852	2.25%	$2,519	2.2%
Interest-bearing demand deposits	13,680	10.80	10,036	8.8
Savings and money market accounts	39,250	30.99	39,241	34.4
Certificates of deposit	70,873	55.96	62,187	54.6
Total	$126,655	100.0%	$113,983	100.0%

Borrowings.  In recent periods, we have occasionally used short-term FHLB advances as an additional source of liquidity.  At December 31, 2009, we had no short-term advances outstanding.  During the quarter, the bank repaid $1.0 million in maturing borrowings.

Results of Operations for the Nine Months Ended December 31, 2009 and 2008

 Financial Highlights. Net loss for the nine months ended December 31, 2009 was $182,045 compared to a net loss of $706,698 for the prior year period. The net loss decreased primarily due to decreases in interest expense and non-interest expense and an increase in interest income, partially offset by an increase in the amount of provision for loan losses.

Table 5:  Summary Income Statements

Nine months ended December 31, (Dollars in thousands)	2009	2008	2009 v. 2008	% Change
Net interest income	$3,177	$2,388	$789	33.0%
Provision for loan losses	915	767	148	19.3
Noninterest income	142	179	(37)	(20.7)
Noninterest expenses	2,767	2,886	(119)	(4.1)
Net income	(182)	(707)	525	74.3
Return on average equity (annualized)	(2.11)%	(7.52)%
Return on average assets (annualized)	(0.18)%	(0.73)%

Net Interest Income.  Net interest income increased $789,000 to $3.2 million for the nine months ended December 31, 2009 from $2.4 million for the nine months ended December 31, 2008 driven by a decrease in interest expense due to decreased cost of funds. The 68 basis point increase in the net interest margin to 3.32% reflected the Bank’s ability to maintain the amount of interest income recognized while significantly decreasing its cost of funds. Interest income increased due to an increase in outstanding loans that offset the effect of an increased amount of non-performing loans. The decrease in cost of funds was driven by lower market interest rates as well as the Bank’s determination to not pay above market rates on deposits.

Average loans in the nine months ended December 31, 2009 increased $8.6 million, or 8.6%, compared with the same period in 2008, driven by growth in residential real estate loans.  Average investment securities in the nine months ended December, 2009 decreased $845,000, or 5.6%, compared to the same period in 2008.  The reduction in the investment portfolio reflected payments on mortgage backed securities. Reduction of interest rates on loans and investments decreased the average yield on earning assets to 5.45% for the nine months ended December 31, 2009, compared with 5.67% for the same period in 2008.

Average interest-bearing deposits in the nine months ended December 31, 2009 increased $9.5 million, or 8.5%, compared with the same period in 2008 due to increases in demand deposits and time deposits. Average time deposits increased as we promoted select deposit maturities.  Decreases in market interest rates caused the average cost of deposits to drop to 2.21%, compared with 3.27% for the same period in 2008.

Table 6:  Analysis of Net Interest Income

Nine months ended December 31, (Dollars in thousands)	2009	2008	2009 v. 2008		% Change
Components of net interest income
Loans	$4,700	$4,524	$176		3.9%
Investment securities	519	610	(91)		(14.9)
Total interest income	5,219	5,134	85		1.7
Deposits	2,022	2,743	(721)		(26.3)
Borrowings	20	3	17		566.7
Total interest expense	2,042	2,746	(704)		(25.6)
Net interest income	3,177	2,388	789		33.0
Average yields and rates paid
Interest-earning assets	5.45%	5.67%	(22	) bp
Interest-bearing liabilities	2.21	3.27	(106)
Interest rate spread	3.24	2.40	84
Net interest margin	3.32	2.64	68
Average balances
Loans	$108,731	$100,092	$8,639		8.6%
Investment securities	14,263	15,108	(845)		(5.6)
Other earning assets	4,649	5,482	(833)		(15.2)
Interest-bearing deposits	120,834	111,331	9,503		8.5
Borrowings	1,458	472	986		208.9

 Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $915,000 in the nine months ended December 31, 2009 compared to $767,000 in the nine months ended December 31, 2008.  We had $1.1 million in charge-offs in the nine months ended December 31, 2009, compared to $724,000 in charge-offs in the same prior year period.

Table 7:  Analysis of Loan Loss Experience

Nine months ended December 31, (Dollars in thousands)	2009	2008
Allowance at beginning of period	$1,547	$1,353
Provision for loan losses	915	767
Total charge-offs	(1,115)	(724)
Recoveries	28	15
Net charge-offs	(1,087)	(709)
Allowance at end of period	$1,375	$1,411

Allowance to nonperforming loans	15.84%	38.30%
Allowance to total loans outstanding at the end of the period	1.25	1.35
Net charge-offs (recoveries) to average loans outstanding during the period	1.00	0.71

Non-Interest Income.  Noninterest income decreased in the nine months ended December 31, 2009 compared to the same period in the prior year primarily as a result of a decrease in service charge income of $18,000 due to an accounting change in recognizing late charge income. Previously late charge income was recognized when earned and currently late charge income is recognized as received. Other income decreased $29,000 as a result of the conversion of the ATM processor. Our new processor offsets fees earned against the expenses incurred thus reducing our ATM income and ATM expense. The gain on sale of investment securities increased $15,000 due to the sale of an equity mutual fund which otherwise would have negatively impacted our regulatory capital calculation.

Table 8:  Noninterest Income Summary

Nine months ended December 31, (Dollars in thousands)	2009	2008	$ Change	% Change

Gain on sale of investment	$15	$–	$15	–%

Income from bank-owned life insurance	6	5	1	20.0
Service charges	101	119	(18)	(15.1)
Rental income	–	6	(6)	–
Other	20	49	(29)	(59.2)
Total	$142	$179	$(37)	(20.7)%

Non-Interest Expenses.  Noninterest expenses declined in the nine months ended December 31, 2009 over the same period in the prior year due to reduced professional fees and lower overall data processing costs. The on-line banking expense is now included in the data processing expense. The combined expense decreased $87,000 from the prior period, and overall data processing costs including the ATM expense decreased $120,000. The reductions were offset by the $133,000 increase in the Federal Deposit Insurance premiums. The increased premiums include a special assessment charged to all FDIC insured financial institutions.  Our charge amount was $62,000. Real estate owned valuation provision increased $50,000 as the Bank established a reserve against the real estate owned.

Table 9:  Noninterest Expense Summary

Nine months ended December 31, (Dollars in thousands)	2009	2008	$ Change	% Change
Salaries and employee benefits	$1,341	$1,387	$(46)	(3.3)%
Advertising	28	42	(14)	(33.3)
Office supplies, telephone and postage	91	118	(27)	(22.9)
Net occupancy expense	517	497	20	4.0
Real estate owned reserve	50	–	50	–
Federal insurance premiums	217	84	133	158.3
Data processing expenses	102	104	(2)	(1.9)
ATM expenses	18	51	(33)	64.7
Bank charges and fees	80	53	27	50.9
Insurance and surety bond premiums	50	40	10	25.0
Dues and subscriptions	26	38	(12)	(31.6)
Professional fees	138	262	(124)	(47.3)
On-line banking expenses	–	85	(85)	–
Other	109	125	(16)	(12.8)
Total	$2,767	$2,886	$(119)	(4.1)%

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2009, cash and cash equivalents totaled $6.6 million.  In addition, at December 31, 2009, we had arrangements to borrow up to $9.0 million from the Federal Home Loan Bank of New York.  On December 31, 2009, we had no advances outstanding. During the quarter the bank repaid $1.0 million in maturing borrowings.

At December 31, 2009, substantially all of our investment securities were classified as held to maturity.  We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity.  We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations.  At December 31, 2009, we had $820,000 in loan commitments outstanding.  In addition, we had $1.7 million in unused lines of credit.  Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of December 31, 2009 totaled $47.4 million, or 66.9% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2009, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the nine months ended December 31, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

DELANCO BANCORP, INC.

Dated: February 16, 2010	By:	/s/ James E. Igo
James E. Igo
President and Chief Executive Officer

Dated: February 16, 2010	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer