Form 10-K
period 2010-03-31
Delanco Bancorp, Inc
filed 2010-06-28
CIK 1382413

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2009 was approximately $3.8 million.

The number of shares outstanding of the registrant’s common stock as of June 30, 2010 was 1,634,725.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Market Area

We are headquartered in Delanco Township, New Jersey.  In addition to our main office, we operate a full-service branch office in Cinnaminson, New Jersey.  Delanco and Cinnaminson are in western Burlington County, New Jersey, across the Delaware River from northeastern Philadelphia.  Historically, substantially all of our loans were made to borrowers who resided within approximately ten miles of our main office.  Beginning in 2005, we expanded our lending area to all of Pennsylvania and New Jersey, with a focus on Philadelphia and southwestern New Jersey.  During 2009, we refocused our lending to southwestern New Jersey.

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies.  Several large holding companies operate banks in our market area, including Bank of America, Wachovia (now part of Wells Fargo & Company), TD Bank and PNC Bank.  These institutions are significantly larger than us and, therefore, have significantly greater resources.  We also face competition for customers’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2009, which is the most recent date for which data is available from the FDIC, we held 1.55% of the deposits in Burlington County, New Jersey.

Our competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers.  Competition for loans also comes from non-depository financial service companies, such as insurance companies, securities companies and specialty finance companies.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks.  Federal law permits affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry.  Competition for deposits and the origination of loans could limit our growth in the future.

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

On March 17, 2010, Delanco Federal Savings Bank consented to the issuance of a Cease and Desist Order (the “Order”) promulgated by the OTS.  The Order imposes certain restrictions on the operations of the Bank, including limiting the Bank’s ability to engage in commercial lending without prior written non-objection from the OTS.  See “Regulation and Supervision-Cease and Desist Order” for a detailed description of the Order.

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

From time to time, we will purchase participations in loans from the Thrift Institutions Community Investment Corporation of New Jersey to supplement our lending portfolio. Loan participations totaled $1.1 million at March 31, 2010.  Loan participations are also subject to the same credit analysis and loan approvals as loans we originate.  We are permitted to review all of the documentation relating to any loan in which we participate.  However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

In the past, we have sold some of the 30-year fixed rate loans that we originated to the Federal Home Loan Bank of New York for interest risk management purposes.  In recent periods we have retained all of the loans that we have originated.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management.  The board of directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure.  All loans over $500,000 must be approved by the loan committee of the board of directors.

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves.  At March 31, 2010, our regulatory limit on loans to one borrower was $1.8 million.  At that date, our largest lending relationship was $1.2 million and was secured by residential investment real estate.  This loan was performing in accordance with its modified terms at March 31, 2010.

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

At March 31, 2010, our investment portfolio totaled $16.6 million, or 11.9% of total assets, and consisted primarily of mortgage-backed securities and debt securities of government sponsored enterprises.

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

Borrowings.  We have the ability to utilize advances from the Federal Home Loan Bank of New York to supplement our investable funds, although we have not done so recently.  The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Personnel

As of March 31, 2010, we had 26 full-time equivalent employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Subsidiaries

The only subsidiary of Delanco Bancorp is Delanco Federal Savings Bank.  Delanco Federal Savings Bank does not have any active subsidiaries.

Regulation and Supervision

General

Delanco Federal Savings Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer.  Delanco Federal Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation.  Delanco Federal Savings Bank must file reports with the OTS and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the OTS and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Delanco Federal Savings Bank’s safety and soundness and compliance with various regulatory requirements.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such policies, whether by the OTS, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Delanco Bancorp, Delanco MHC and Delanco Federal Savings Bank and their operations.  Delanco Bancorp and Delanco MHC, as savings and loan holding companies, are required to file certain reports which are subject to examination by, and otherwise must comply with the rules and regulations of the OTS.

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

Cease and Desist Order

On March 17, 2010, the Bank entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the OTS, whereby the Bank consented to the issuance of an Order to Cease and Desist promulgated by the OTS, without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Bank.

The Order requires the Bank to take the following actions:

•
maintain (i) a tier 1 (core) capital to adjusted total assets ratio of at least 6.0% and (ii) a total risk-based capital to risk-weighted assets ratio of at least 10.0% after the funding of an adequate allowance for loan and lease losses;

•
If the Bank fails to meet these capital ratio requirements at any time, within 15 days thereafter prepare a written contingency plan detailing actions to be taken, with specific time frames, providing for (i) a merger with another federally insured depository institution or holding company thereof,  or (ii) voluntary liquidation;

•	prepare a problem asset plan that will include strategies, targets and timeframes to reduce the Bank’s level of criticized assets and nonperforming loans;

•
within 30 days after the end of each quarter, beginning with the quarter ending June 30, 2010, prepare a quarterly written asset status report that will include the requirements contained in the Order;

•
prepare an updated business plan that will include the requirements contained in the Order and that also will include strategies to restructure the Bank’s operations, strengthen and improve the Bank’s earnings, reduce expenses and achieve positive core income and consistent profitability;

•	restrict quarterly asset growth to an amount not to exceed net interest credited on deposit liabilities for the prior quarter without the prior non-objection of the OTS;

•
refrain from making, investing in or purchasing any new commercial loans without the prior non-objection of the OTS (the Bank may refinance, extend or otherwise modify any existing commercial loans, so long as no new loan proceeds are advanced as part of the transaction);

•	cease to accept, renew or roll over any brokered deposit or act as a deposit broker, without the prior written waiver of the Federal Deposit Insurance Corporation;

•	not make any severance or indemnification payments without complying with regulatory requirements regarding such payments; and

•	comply with prior regulatory notification requirements for any changes in directors or senior executive officers.

The Order, which replaces the Supervisory Agreement previously entered into between the Bank and the OTS, will remain in effect until terminated, modified, or suspended in writing by the OTS.

The Bank entered into a Supervisory Agreement with the OTS on December 17, 2007.  The Supervisory Agreement identified certain actions to be taken by the Bank to address, among other things, the deterioration in the commercial real estate loan portfolio, a substantial portion of which was generated in 2006 and 2007.  Although the Bank believes that is has taken the steps necessary to comply with the Supervisory Agreement, the commercial real estate loans that were originated prior to the Supervisory Agreement have resulted in a higher level of non-performing assets and charge-offs that have affected the Bank’s profitability.

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of March 31, 2010, the Bank has entered into formal forbearance agreements with five relationships totaling $3.2 million that require current payments while the borrowers restructure their finances.

At March 31, 2010, the Bank’s tier 1 (core) capital to adjusted total assets ratio was 7.76% and its total risk-based capital to risk-weighted assets ratio was 12.62%. At March 31, 2010, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

On March 11, 2010 the Bank submitted to the OTS an updated business plan that it believes satisfies the requirements of the Order.  Also on March 11, 2010, the Bank submitted to the OTS a problem loan plan that outlines the Bank’s strategy for addressing the levels of classified and non-performing assets.

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

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset.  Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less disallowed deferred tax assets and intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At March 31, 2010, Delanco Federal Savings Bank met each of these capital requirements.

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

Qualified Thrift Lender Test.  Federal law requires savings institutions to meet a qualified thrift lender test.  Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less:  (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.  Education loans, credit card loans and small business loans may be considered “qualified thrift investments.”  A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of March 31, 2010, Delanco Federal Savings Bank maintained 92.1% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

The Sarbanes-Oxley Act generally prohibits loans by Delanco Bancorp to its executive officers and directors.  However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Delanco Federal Savings Bank to its executive officers and directors in compliance with federal banking regulations.  Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features.  Delanco Federal Savings Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at more favorable rates or terms than those offered to the general public.  Notwithstanding this rule, federal regulations permit Delanco Federal Savings Bank to make loans to executive officers at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer over any other employee.

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

Insurance of Deposit Accounts.  Delanco Federal Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates range from seven to 77-1/2 basis points. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014. In addition, the Federal Deposit Insurance Corporation adopted an optional Transaction Account Guarantee Program under which, for a fee, noninterest bearing transaction accounts receive unlimited insurance coverage until December 31, 2010. Delanco Federal Savings Bank does not participate in the Transaction Account Guarantee Program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the calendar year ending December 31, 2009 averaged 1.06 basis points of assessable deposits.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Delanco Federal Savings Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of Delanco Federal Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System.  Delanco Federal Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  Delanco Federal Savings Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  Delanco Federal Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2010 of $207,000.

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

ITEM 1A.     RISK FACTORS

We had a pre-tax losses for the last three fiscal years.  Continued losses may have an adverse impact on our stock price.

We reported a pre-tax loss of $299,000 for the year ended March 31, 2010 and pre-tax losses of $1.7 million and $1.4 million for the years ended March 31, 2009 and 2008, respectively.   The primary reasons for our pre-tax loss during the current fiscal year are attributable primarily to the continued high level of provisions for loan losses, as our provision for loan losses was approximately the same as the prior year.

A continuation of recent turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets experienced severe disruption and volatility, and general economic conditions have declined significantly.  Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry.  Dramatic declines in the U.S. housing market, with falling home prices, increasing foreclosures and increasing unemployment, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions.  The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have implemented programs to improve general economic conditions.  Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions and that they will not result in adverse unintended consequences.  Factors that could continue to pressure financial services companies, including Delanco Bancorp, are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses and reserves, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (3)  capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) recessionary conditions that are deeper or last longer than currently anticipated.

Over the past two fiscal years, we have experienced an increase in troubled debt restructurings and non-performing assets.  Total troubled debt restructurings and non-performing assets increased to $10.3 million at March 31, 2010 from $9.0 million at March 31, 2009, while troubled debt restructurings and nonperforming assets as a percentage of total assets increased to 7.34% at March 31, 2010 from 6.92% at March 31, 2009.  We took provisions for loan losses of $1.1 and $1.1 million for the fiscal years ended March 31, 2010 and 2009.  At March 31, 2010, the allowance for loan losses was 16.5% of non-performing loans and 0.9% of total loans.  For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

We are a party to a Cease and Desist with the Office of Thrift Supervision and our failure to comply with that Order may result in further regulatory enforcement actions, including restrictions on our operations.

On March 17, 2010, Delanco Federal Savings Bank consented to the issuance of a Cease and Desist Order promulgated by the OTS.  The Order was based on the Bank’s 2009 report of examination in which the OTS concluded that grounds existed for the initiation of administrative proceedings against the Bank.  Without admitting or denying that such grounds existed, the Bank determined to enter into the Order to cooperate with the OTS and as evidence of the Bank’s intent to comply with all applicable laws and regulations and engage in safe and sound practices.  The Order imposes certain minimum capital ratio requirements as well as certain restrictions on the operations of the Bank, including limiting the Bank’s ability to engage in commercial lending without prior written approval from the OTS and the Bank’s ability to grow its assets.  The Order will remain in effect until terminated, modified, or suspended in writing by the OTS.

A failure to comply with the Order could result in the initiation of further enforcement actions by the OTS, including the imposition of civil monetary penalties.  The Order is expected to result in additional regulatory compliance expense for the Company.  A detailed description of the Order can found at “Regulation and Supervision—Cease and Desist Order.”

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

At March 31, 2010 $26.8 million, or 24.8% of our loan portfolio consisted of commercial and multi-family real estate loans and commercial business loans, down from $30.7 million at March 31, 2009.  These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property or a business.  These types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for potential losses.  While the number of new commercial loans generated in the past year has been significantly reduced as compared to recent years, the existing commercial loan portfolio contains potential risks.  Even though the Bank has been working on collecting the money owed on non-performing loans by either collection efforts or the repossession of collateral and/or foreclosure of real estate, there is no guaranty that the Bank will receive the full amount due and that the existing loan loss allowance will be sufficient to cover the losses.  See “Regulation and Supervision—Cease and Desist Order” for further information on certain restrictions regarding our ability to engage in commercial lending.

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

Financial reform legislation may have a material impact on our operations.

Separate legislation has been passed in the United States Senate and House of Representatives that would implement significant changes to the current bank regulatory scheme.  This legislation, which as of the date of this report is in the process of being reconciled into a single bill for consideration by both the House and Senate, would eliminate our current primary federal regulator, the Office of Thrift Supervision, by merging it into the Comptroller of the Currency (the primary federal regulator for national banks).  The legislation would grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and savings and loan holding companies.  As a result, Delanco Bancorp would become subject to oversight by the Federal Reserve Board, as opposed to the Office of Thrift Supervision, and could become subject to holding company capital requirements that it is not currently subject to. The legislation would also create the Consumer Financial Protection Bureau, which would be dedicated to protecting consumers in the financial products and services market.  The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance.  Because the final legislation may differ significantly from the House and Senate bills, we cannot determine the specific impact of regulatory reform at this time.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended September 30, 2009, was $62,118. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $1,054,970.  Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

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

We face intense competition in making loans, attracting deposits and hiring and retaining experienced employees.  This competition has made it more difficult for us to make new loans and attract deposits.  Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which reduces our net interest income.  Competition also makes it more difficult and costly to attract and retain qualified employees.  At June 30, 2009, which is the most recent date for which data is available from the FDIC, we held 1.55% of the deposits in Burlington County, New Jersey.  Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

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

Our mutual holding company structure limits our ability to raise additional equity capital without undertaking a second-step conversion transaction because we cannot issue stock in an amount that would cause Delanco MHC to own less than a majority of our outstanding shares.  Currently, Delanco MHC owns 55% of our outstanding shares.  In addition, any stock issuance by us must be approved by the Office of Thrift Supervision and must be structured in a manner similar to a mutual to stock conversion, including the stock purchase priorities accorded to members of the mutual holding company, unless otherwise approved by the Office of Thrift Supervision.  These requirements limit our ability to control the timing and structure of a stock offering.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.               PROPERTIES

We conduct our business through our main office in Delanco, New Jersey and our branch office in Cinnaminson, New Jersey, both of which we own.  The net book value of our land, buildings, furniture, fixtures and equipment was $7.7 million as of March 31, 2010.

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

ITEM 4.               [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Delanco Bancorp is quoted on the OTC Bulletin Board under the symbol “DLNO.OB.”  The following table sets forth the high and low sales prices of the common stock, as reported by the OTC Bulletin Board, during each quarter of fiscal 2010 and 2009.  As of June 15, 2010 there were approximately 463 holders of record of the Company’s common stock.

For the Year Ended March 31, 2010	High	Low

First Quarter	$4.00	$2.03
Second Quarter	7.00	2.50
Third Quarter	6.00	1.75
Fourth Quarter	2.30	1.75

For the Year Ended March 31, 2009	High	Low

First Quarter	$7.50	$6.15
Second Quarter	7.10	5.00
Third Quarter	8.75	1.50
Fourth Quarter	4.00	1.50

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

As of March 31, 2010, Delanco Bancorp satisfied all prescribed capital requirements.  Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations.  To date, we have not declared any cash dividends.

Since completion of the offering on March 30, 2007, we have not repurchased any of our common stock and have no publicly announced repurchase plans or programs.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended March 31,
(Dollars in thousands, except per share data)	2010	2009	2008

Financial Condition Data:
Total assets	$139,922	$130,468	$131,530
Investment securities	16,618	14,505	12,565
Loans receivable, net	107,204	103,624	96,346
Deposits	127,164	113,983	117,640
Borrowings	─	3,750	─
Total stockholders’ equity	11,735	11,521	12,757

Operating Data:
Interest income	6,973	$6,793	$7,340
Interest expense	2,640	3,578	4,053
Net interest income	4,333	3,215	3,287
Provision for loan losses	1,140	1,127	1,450
Net interest income after provision for loan losses	3,193	2,088	1,837
Noninterest income	174	188	229
Noninterest expenses	3,666	4,010	3,485
Income before taxes	(299)	(1,734)	(1,419)
Income tax benefit	(482)	(503)	(352)
Net income	$183	$(1,231)	$(1,067)

Per Share Data:
Earnings per share, basic	$0.12	$(0.78)	$(0.68)
Earnings per share, diluted	$0.12	$(0.78)	$(0.68)
Weighted average shares – basic	1,580,256	1,577,052	1,570,644
Weighted average shares – diluted	1,580,256	1,577,052	1,570,644

	Years Ended March 31,
	2010	2009	2008

Performance Ratios:
Return on average assets	0.13%	(0.95)%	(0.85)%
Return on average equity	1.59	(9.97)	(7.93)
Interest rate spread (1)	3.33	2.50	2.53
Net interest margin (2)	3.43	2.68	2.84
Noninterest expense to average assets	2.67	3.08	2.78
Efficiency ratio (3)	81.34	117.84	99.12
Average interest-earning assets to average interest-bearing liabilities	104.88	106.88	108.88
Average equity to average assets	8.39	9.48	10.73

Capital Ratios (4):
Tangible capital	7.76	8.68	7.29
Core capital	7.76	8.68	7.29
Total risk-based capital	12.62	13.91	9.46

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.92	1.47	1.37
Allowance for loan losses as a percent of nonperforming loans	16.47	17.74	76.83
Net charge-offs (recoveries) to average outstanding loans during the period	1.57	0.94	0.64
Non-performing loans as a percent of total loans	5.60	8.27	1.78
____________________________________
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Capital ratios are for Delanco Federal Savings Bank.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Our largest noninterest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits.  We have incurred additional noninterest expenses as a result of operating as a public company.  These additional expenses consist primarily of legal and accounting fees and expenses of stockholder communications and meetings.  In the future, we may recognize additional annual employee compensation expenses stemming from share-based compensation.  We cannot determine the actual amount of this expense at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

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

Deferred Income Taxes.  We use the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income.  The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. A reduction in estimated future taxable income required us to record a valuation allowance against our deferred tax assets.  A recent state tax law change and current income projections have resulted in the elimination of the deferred tax valuation allowance. The New Jersey tax law has extended the net loss carry-forward from seven years to twenty years, putting the State tax law in agreement with the Federal tax law.  This change has provided the Bank with additional $193,000 state income tax benefit and an additional $156,000 in Federal income tax benefit.

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of Delanco Federal Savings Bank’s (the “Bank”)Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower then our GAAP capital ratio by 34 basis points.

Balance Sheet Analysis

Overview.  Total assets at March 31, 2010 were $139.9 million, an increase of $9.4 million, or 7.2%, from total assets of $130.5 million at March 31, 2009.  The change in the asset composition primarily reflected growth of the real estate loan and investment portfolio.

Loans. At March 31, 2010, total loans, net, were $107.2 million, or 76.6% of total assets.  During the year ended March 31, 2010, the loan portfolio grew $3.6 million, or 3.5%, with the residential real estate loan portfolio accounting for $8.8 million of the increase.  Commercial loans declined from the year earlier period.

Table 1:  Loan Portfolio Analysis

	2010		2009		2008
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$79,637	73.5%	$70,806	67.2%	$61,007	61.7%
Commercial and multi-family	23,998	22.2	26,054	24.7	23,974	24.2
Construction	395	0.4	1,796	1.7	3,121	3.2
Total real estate loans	104,030	96.1	98,656	93.6	88,102	89.1
Commercial loans	2,821	2.6	4,618	4.4	8,214	8.3
Consumer loans	1,419	1.3	2,134	2.0	2,553	2.6
Total loans	108,270	100.0%	105,408	100.0%	98,869	100.0%
Loans in process	─		(139)		(1,032)
Net deferred loan fees	(67)		(98)		(138)
Allowance for losses	(999)		(1,547)		(1,353)
Loans, net	$107,204		$103,624		$96,346

The following table sets forth certain information at March 31, 2010 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.The amounts shown below exclude applicable loans in process, unearned interest in consumer loans and net deferred loan costs. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate.  When market interest rates rise, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Table 2:  Contractual Maturities and Interest Rate Sensitivity

March 31, 2010 (Dollars in thousands)	Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans

Amounts due in:
One year or less	$4,476	$1,515	$119	$6,110
More than one to five years	32,829	1,089	670	34,588
More than five years	66,725	217	630	67,572
Total	$104,030	$2,821	$1,419	$108,270

Interest rate terms on amounts due after one year:
Fixed-rate loans	$90,563	$1,327	$941	$92,831
Adjustable-rate loans	8,291	50	357	8,698
Total	$98,854	$1,377	$1,298	$101,529

Securities. The investment securities portfolio was $16.6 million, or 11.9% of total assets, at March 31, 2010.  At that date, 56.3% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities.  The increase in our portfolio represents the purchase of Government sponsored enterprise securities.

Table 3:  Investment Securities

	2010		2009		2008
March 31, (Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
Mutual funds	$256	$258	$245	$223	$234	$278
Total available for sale	256	258	245	223	234	278

Securities held to maturity:
Government sponsored enterprise securities	6,997	7,013	2,500	2,508	3,500	3,513
Mortgage-backed securities	9,363	9,793	11,782	12,223	8,787	9,015
Total held to maturity	16,360	16,806	14,282	14,731	12,287	12,528
Total	$16,616	$17,064	$14,527	$14,954	$12,521	$12,806

The following table sets forth the stated maturities and weighted average yields of our mortgage-backed securities at March 31, 2010.  Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.  Approximately $1.1 million of the mortgage-backed securities listed have adjustable interest rates.

Table 4:  Investment Maturities Schedule

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
March 31, 2010 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:
Mutual funds	$–	–%	$–	–%	$–	–%	$–	–%	$258	–%
Total available for sale	–	–	–	–	–	–	–	–	$258	–

Securities held to maturity:
Government sponsored enterprise securities	–	–	2,999	2.99	3,998	3.85	–	–	6,997	3.48
Mortgage-backed securities	1,258	4.77	3,692	5.71	11	8.73	4,402	4.67	9,363	5.10
Total held to maturity	1,258	4.77	6,691	4.49	4,009	3.86	4,402	4.67	16,360	4.41
Total	$1,258	4.77%	$6,691	4.49%	$4,009	3.86%	$4,402	4.67%	$16,618	4.41%

Deposits.  Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits.  We consider demand deposits and money market and passbook accounts to be core deposits.  At March 31, 2010, core deposits were 44.3% of total deposits.  Deposits increased $13.2 million, or 11.6%, during the year ended March 31, 2010, as core deposits grew $4.6 million and time deposits grew $8.6 million.

Table 5:  Deposits

	2010		2009		2008
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$3,941	3.1%	$2,519	2.2%	$4,860	4.1%
Interest-bearing demand deposits	9,922	7.8	10,036	8.8	7,839	6.7
Savings and money market accounts	42,510	33.4	39,241	34.4	35,369	30.1
Certificates of deposit	70,791	55.7	62,187	54.6	69,572	59.1
Total	$127,164	100.0%	$113,983	100.0%	$117,640	100.0%

Table 6:  Time Deposit Maturities of $100,000 or more

March 31, 2010 (Dollars in thousands)	Certificates of Deposit

Maturity Period
Three months or less	$6,497
Over three through six months	2,912
Over six through twelve months	4,664
Over twelve months	7,199
Total	$21,272

Borrowings. For recent periods, we have occasionally used short-term FHLB advances as an additional source of liquidity.  At March 31, 2010, we had no advances outstanding.

Table 7:  Borrowings

March 31, (Dollars in thousands)	2010	2009	2008

Maximum amount outstanding at any month end during the period:
FHLB advances	$3,000	$3,750	$750
Average amount outstanding during the period (1):
FHLB advances	917	833	104
Weighted average interest rate during the period (1):
FHLB advances	1.89%	1.48%	5.19%
Balance outstanding at end of period:
FHLB advances	─	3,750	—
Weighted average interest rate at end of period:
FHLB advances	─	1.26%	—

(1)	Averages are based on month-end balances.

Results of Operations for the Years Ended March 31, 2010 and 2009

Financial Highlights. Net income for the year ended March 31, 2010 was $183,000 compared to a loss of $1.2 million for the year ended March 31, 2009.  Net interest income improved significantly over the prior year primarily as a result of a larger average balance of interest-earning assets and a lower cost of funds.  Credit costs remained elevated, however, as the provision for loan losses was approximately the same as the prior year.  Lower non-interest expense also contributed to the improved results.  Changes in state income tax law resulted in additional state and federal income tax benefits of $349,000.

Table 8:  Summary Income Statements

Year Ended March 31, (Dollars in thousands)	2010	2009	2010 v. 2009	% Change

Net interest income	$4,333	$3,215	$1,118	34.8%
Provision for loan losses	1,140	1,127	13	1.2
Noninterest income	174	188	(14)	(7.4)
Noninterest expenses	3,666	4,010	(344)	(8.6)
Net income	183	(1,231)	1,414	114.9

Return on average equity	1.59%	(9.97)%
Return on average assets	0.13	(0.95)%

Net Interest Income.  Net interest income increased $1.1 million to $4.3 million for the year ended March 31, 2010 from $3.2 million for the year ended March 31, 2009 primarily due to a decline of interest paid on deposits. The 75 basis point increase in the net interest margin to 3.43% reflected the decrease in the ratio of average interest earning assets to average interest bearing liabilities.

Average loans in the year ended March 31, 2010 increased $7.6 million, or 7.7%, compared with the same period in 2009, driven by growth in residential and home equity loans.  Average investment securities in year ended March 31, 2010 decreased $242,000, or 1.6%, compared to the same period in 2009.  The decrease in the investment portfolio was due to mortgage backed securities pay-down of principle.  Lower market rates decreased the average yield on earning assets to 5.52% for the year ended March 31, 2010, compared with 5.67% for the same period in 2009.

Average interest-bearing deposits in the year ended March 31, 2010 increased $7.2 million, or 6.5%, compared with the same period in 2009 due to increases in savings accounts and time deposits partially offset by lower interest bearing demand deposits.  Average savings and money market balances increased over the prior year as higher rates for these accounts made them more attractive and we promoted a tiered money market account. Average time deposits increased as we promoted select deposit maturities.  Decreases in market interest rates reduced the average cost of deposits to 2.19%, compared with 3.17% for the same period in 2009.

Table 9:  Analysis of Net Interest Income

Year Ended March 31, (Dollars in thousands)	2010	2009	2010 v. 2009	% Change

Components of net interest income
Loans	$6,279	$5,987	$292	4.9%
Investment securities	694	806	(112)	(13.9)
Total interest income	6,973	6,793	180	2.6
Deposits	2,620	3,568	(948)	(26.6)
Borrowings	20	10	10	100.0
Total interest expense	2,640	3,578	(938)	(26.2)
Net interest income	4,333	3,215	1,118	34.8
Average yields and rates paid
Interest-earning assets	5.52%	5.67%	(15)
Interest-bearing liabilities	2.19	3.17	(98)
Interest rate spread	3.33	2.50	83
Net interest margin	3.43	2.68	75
Average balances
Loans	$107,341	$99,692	$7,649	7.7
Investment securities	14,484	14,726	(242)	(1.6)
Earning assets	126,350	119,843	6,507	5.4
Interest-bearing deposits	119,369	112,128	7,241	6.5

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $1.1 million in the year ended March 31, 2010 compared to $1.1 million in the year ended March 31, 2009.  The provision for loan losses was primarily attributable to management’s systematic evaluation of risk associated with the loan portfolio.  We had $1.7 million in charge-offs in the year ended March 31, 2010, compared to $1.3 million in charge-offs in the year ended March 31, 2009.

The allowance for loan losses was $1.0 million, or 0.92% of total loans outstanding as of March 31, 2010 as compared with $1.5 million, or 1.47% as of March 31, 2009.  An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income.  Noninterest income decreased in the year ended March 31, 2010 compared to the prior year primarily as a result of a reduction in our ATM income for the reasons described below with respect to the offsetting of ATM income and expenses. Other income decreased as a result of the conversion of the ATM processor. Our new processor offsets fees earned against the expenses incurred, thus reducing our ATM income and ATM expense. The gain on sale of investment securities increased $15,000 due to the sale of an equity mutual fund which otherwise would have negatively impacted our regulatory capital calculation.

Table 10:  Noninterest Income Summary

Year Ended March 31, (Dollars in thousands)	2010	2009	$ Change	% Change
Service charges	$127	$108	$19	17.6%
Gain on sale of investment	15	─	15	─
Rental income	1	6	(5)	(83.3)
Income from bank owned life insurance	6	6	─	─
Other	25	68	(43)	(63.2)
Total	$174	$188	$(14)	(7.4)%

Noninterest Expenses. Noninterest expenses decreased in the year ended March 31, 2010 over the prior year due to reduced professional fees, salaries and employee benefits and lower overall data processing costs. The on-line banking expense is now included in the data processing expense. The combined expense of data processing costs including the ATM expense decreased $365,000. The reductions were offset by the $173,000 increase in the Federal Deposit Insurance premiums. The increased premiums include a special assessment charged to all FDIC insured financial institutions, which for us was $62,000. Real estate owned valuation provision increased $75,000 as the Bank established a reserve against the real estate owned.

Table 11:  Noninterest Expense Summary

Year Ended March 31, (Dollars in thousands)	2010	2009	$ Change	% Change

Salaries and employee benefits	$1,762	$1,863	$(101)	(5.4)%
Advertising	34	51	(17)	(33.3)
Office supplies, telephone and postage	117	150	(33)	(22.0)
Net occupancy expense	697	667	30	4.5
Real estate owned loss reserve	75	─	75	─
Federal insurance premiums	289	116	173	149.1
Data processing expenses	131	338	(207)	(61.2)
ATM expenses	23	70	(47)	(67.1)
Bank charges and fees	103	71	32	45.1
Insurance and surety bond premiums	69	42	27	64.3
Dues and subscriptions	35	52	(17)	(32.7)
Professional fees	193	329	(136)	(41.3)
On-line banking expenses	─	111	(111)	100.0
Other	138	150	(12)	(8.0)
Total	$3,666	$4,010	$(344)	(8.6)%

Income Tax Benefit. The credit for income taxes was $482,000 for 2010, compared to a credit of $503,000 for 2009. The New Jersey tax law has extended the net loss carry-forward from seven years to twenty years, putting the State tax law in agreement with the Federal tax law.  This change has provided the Bank with an additional $194,000 state income tax benefit.

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

Table 12:  Average Balance Tables

	2010			2009
Year Ended March 31, (Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$107,341	$6,279	5.85%	$99,692	$5,987	6.01%
Investment securities	14,484	670	4.63	14,726	735	4.99
Other interest-earning assets	4,525	24	0.53	5,425	71	1.31
Total interest-earning assets	126,350	6,973	5.52	119,843	6,793	5.67

Noninterest-earning assets	11,155			10,407
Total assets	$137,505			$130,250

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$11,945	105	0.88	$10,610	78	0.74
Savings and money market accounts	39,331	497	1.26	35,452	668	1.88
Certificates of deposit	68,093	2,018	2.96	66,066	2,822	4.27
Total interest-bearing deposits	119,369	2,620	2.19	112,128	3,568	3.18

FHLB advances	1,099	20	1.82	833	10	1.20
Total interest-bearing liabilities	120,468	2,640	2.19	112,961	3,578	3.17

Noninterest-bearing demand deposits	4,121			3,584
Other noninterest-bearing liabilities	1,382			1,354
Total liabilities	125,971			117,899

Retained earnings	11,534			12,351
Total liabilities and retained earnings	$137,505			$130,250

Net interest income		$4,333			$3,215
Interest rate spread			3.33			2.50
Net interest margin			3.43			2.68
Average interest-earning assets to average interest-bearing liabilities	104.88%			106.88%

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

Table 13:  Net Interest Income – Changes Due to Rate and Volume

2010 Compared to 2009 (Dollars in thousands)	Volume	Rate	Net
Interest income:
Loans receivable	$460	$(168)	$292
Investment securities	(12)	(53)	(65)
Other interest-earning assets	(12)	(35)	(47)
Total	436	(256)	180
Interest expense:
Deposits	235	(1,183)	(948)
FHLB advances	3	7	10
Total	238	(1,176)	(938)
Increase (decrease) in net interest income	$198	$920	$1,118

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

Credit Risk Management.  Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.  See “Regulation and Supervision—Cease and Desist Order” for further information on certain regulatory directives applicable to our credit functions.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan, plus foreclosure costs, or fair market value at the date of foreclosure.  Holding costs and declines in fair value after acquisition of the property result in charges against income.

Table 14:  Nonperforming Assets

March 31, (Dollars in thousands)	2010	2009	2008

Nonaccrual loans:
Residential real estate	$2,053	$361	$ ─
Commercial and multi-family real estate	3,789	6,031	─
Construction	─	760	─
Commercial	225	596	─
Consumer	─	550	─
Total	6,067	8,298	─

Accruing loans past due 90 days or more:
Residential real estate	─	128	78
Commercial and multi-family real estate	─		1,630
Construction	─		─
Commercial	─		─
Consumer	─		53
Total	─	128	1,761
Other nonperforming assets	413	295	─
Total nonperforming assets	6,480	8,721	1,761
Troubled debt restructurings	3,792	303	─
Troubled debt restructurings and total nonperforming assets	$10,272	$9,024	$1,761

Total nonperforming loans to total loans	5.60%	8.27%	1.78%
Total nonperforming loans to total assets	4.34	6.46	1.34
Total nonperforming assets and troubled debt restructurings to total assets	7.34	6.92	1.34

Interest income that would have been recorded for the year ended March 31, 2010, had non-accruing loans been current according to their original terms amounted to $472,000.  No uncollected interest related to nonaccrual loans was included in interest income for the year ended March 31, 2010.

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

Table 15:  Classified Assets

March 31, (Dollars in thousands)	2010	2009	2008

Special mention assets	$2,545	$5,105	$2,372
Substandard assets	9,898	6,515	4,348
Doubtful assets	225	13	243
Loss assets	─		
Total classified assets	$12,668	$11,633	$6,963

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

At March 31, 2010, our allowance for loan losses represented 0.92% of total gross loans. The allowance for loan losses decreased 35.4% from March 31, 2009 to March 31, 2010.  The decrease in the allowance was primarily attributable to charging off non~~-~~ performing loans. While non-performing loans decreased during the year ended March 31, 2010, the allowance for loan losses was deemed sufficient.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Table 16:  Allocation of Allowance of Loan Losses

	2010		2009		2008
March 31, (Dollars in thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans

Residential real estate	$125	73.5%	$—	67.2%	$25	61.7%
Commercial and multi-family real estate	683	22.2	571	24.7	1,130	24.2
Construction	–	0.4	—	1.7	—	3.2
Commercial	101	2.6	758	4.4	13	8.3
Consumer	91	1.3	218	2.0	185	2.6
Unallocated	–	–	—	—	—	—
Total allowance for loan losses	$999	100.0%	$1,547	100.0%	$1,353	100.0%

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

Table 17:  Analysis of Loan Loss Experience

Year Ended March 31, (Dollars in thousands)	2010	2009	2008

Allowance at beginning of period	$1,547	$1,353	$492

Provision for loan losses	1,140	1,127	1,450
Charge offs:
Residential real estate loans	–	2	—
Commercial and multi-family real estate loans	815	444	357
Construction loans	–	—	—
Commercial loans	503	614	105
Consumer loans	419	194	131
Total charge-offs	1,737	1,254	593

Recoveries	49	321	4
Net charge-offs	1,688	933	589

Allowance at end of period	$999	$1,547	$1,353

Allowance to nonperforming loans	16.47%	17.74%	76.83%
Allowance to total loans outstanding at the end of the period	0.92	1.47	1.37
Net charge-offs (recoveries) to average loans outstanding during the period	1.57	0.94	0.64

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

We use an interest rate sensitivity analysis prepared by the OTS to review our level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decreases in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that we provide to the OTS, presents the change in our net portfolio value at March 31, 2010 that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that we might take to counteract that change.

Table 18:  NPV Analysis

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300	$7,459	$(8,423)	(53)%	5.5%	(538	) bp
200	10,631	(5,251)	(33)	7.63	(325)
100	13,678	(2,204)	(14)	9.56	(132)
50	14,467	(1,415)	(9)	10.03	(85)
0	15,882			10.88
(50)	16,224	343	2	11.07	18
(100)	17,134	1,252	8	11.59	71

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2010, cash and cash equivalents totaled $4.9 million.  At March 31, 2010, we had no outstanding borrowings and had arrangements to borrow up to additional $8.6 million from the Federal Home Loan Bank of New York.

At March 31, 2010, substantially all of our investment securities were classified as held to maturity.  We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity.   We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations.  At March 31, 2010, we had $1.2 million in loan commitments outstanding.  In addition, we had $1.5 million in unused lines of credit.  Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of March 31, 2010 totaled $47.9 million, or 67.7% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management.  We are subject to various regulatory capital requirements administered by the OTS, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2010, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.  See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and note 19 of the notes to the financial statements.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles~~,~~ are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit, see note 18 of the notes to the financial statements.

For the year ended March 31, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(c)	Changes in Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Proposal 1 – Election of Directors” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers and Key Employees

The executive officers of Delanco MHC and Delanco Bancorp are elected annually by the board of directors and serve at the board’s discretion.  Ages presented are as of March 31, 2010.  The executive officers of Delanco MHC and Delanco Bancorp are:

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

Eva Modi has been Chief Financial Officer of Delanco MHC, Delanco Bancorp and Delanco Federal Savings Bank since March 4, 2009.  Ms. Modi served as Vice President – Accounting of Delanco Federal Savings Bank since December, 2007.  Ms. Modi was previously employed by a public accounting firm from May 2002 until November 2007 as Senior Manager.  Age 49.

Douglas R. Allen, Jr. has served as Senior Vice President since March 4, 2010 and previously served as President, Chief Executive Officer and Chief Financial Officer of Delanco MHC, Delanco Bancorp and Delanco Federal Savings Bank since January 1, 2008.  Mr. Allen served as Senior Vice President and Chief Financial Officer of Delanco Federal Savings Bank since 1990 and of Delanco MHC and Delanco Bancorp since their formation.  Mr. Allen joined Delanco Federal Savings Bank in 1976.  Age 62.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

Disclosure of Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all employees of the Company.  A copy of the code of ethics can be obtained, without charge, upon written request to James E. Igo, Delanco Bancorp, Inc., 615 Burlington Avenue, Delanco, New Jersey 08075.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance—Committees of the Board of Directors—Audit Committee” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding executive compensation the section entitled “Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement for the 2010 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement for the 2010 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation

We did not have any equity compensation plans at March 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information regarding certain relationships and related party transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Items to be Voted on by Stockholders—Item 2— Ratification of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “Items to be Voted on by Stockholders—Item 2—Ratification of Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Audit Committee and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Charter of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 (File No. 333-139339))
3.2	Bylaws of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed with the Securities and Exchange Commission on August 21, 2009
4.0	Stock Certificate of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 (File No. 333-139339))
10.1	Order to Cease and Desist dated March 17, 2010, by and between Delanco Federal Savings Bank and the Office of Thrift Supervision
10.2	Employment Agreement between Delanco Bancorp, Inc. and James E. Igo (Incorporated by reference from Exhibits to the Form 10-K filed with the Securities and Exchange Commission on June 26, 2009)
10.3	Employment Agreement between Delanco Federal Savings Bank and James E. Igo (Incorporated by reference from Exhibits to the Form 10-K filed with the Securities and Exchange Commission on June 26, 2009)
10.4	Delanco Federal Savings Bank Employee Severance Compensation Plan (Incorporated by reference from Exhibit 10.5 of the Form 10-KSB filed with the Securities and Exchange Commission on July 13, 2007)
10.5	Delanco Federal Savings Bank Directors Retirement Plan (Incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 (File No. 333-139339))
10.6
Delanco Bancorp, Inc. 2009 Equity Incentive Plan (Incorporated herein by reference the Company’s definitive proxy materials for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on July 17, 2009)

31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0        Section 1350 Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELANCO BANCORP, INC.

Date: June 23, 2010	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ James E. Igo	Chairman, President and Chief Executive	June 23, 2010
James E. Igo	Officer

/s/ Eva Modi	Chief Financial Officer (principal financial	June 21, 2010
Eva Modi	and accounting officer)

/s/ Thomas J. Coleman, III	Director	June 21, 2010
Thomas J. Coleman, III

/s/ William C. Jenkins	Director	June 21, 2010
William C. Jenkins

/s/ John A. Latimer	Director	June 21, 2010
John A. Latimer

/s/ Donald R. Neff	Director	June 21, 2010
Donald R. Neff

/s/ James W. Verner	Director	June 21, 2010
James W. Verner

/s/ Renee C. Vidal	Director	June 21, 2010
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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2010, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of March 31, 2010, the Company’s internal control over financial reporting was effective based on the criteria.

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

Delanco Bancorp, Inc. and Subsidiary
March 31, 2010 And 2009

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Statements of Financial Condition
As of March 31, 2010 and 2009	F-2

Consolidated Statements of Operations
For the Years Ended March 31, 2010 and 2009	F-3

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended March 31, 2010 and 2009	F-4

Consolidated Statements of Cash Flows
For the Years Ended March 31, 2010 and 2009	F-5

Notes to Consolidated Financial Statements	F-6 – F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Delanco Bancorp, Inc.
615 Burlington Avenue
Delanco, New Jersey 08075

We have audited the accompanying consolidated statements of financial condition of Delanco Bancorp, Inc. and subsidiary (the Company) as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delanco Bancorp, Inc. and subsidiary as of March 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Connolly, Grady & Cha, P.C.

Certified Public Accountants

Philadelphia, Pennsylvania

June 7, 2010

Delanco Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	March 31,
	2010	2009
Assets

Cash and cash equivalents
Cash and amount due from depository institutions	$674,788	$476,087
Interest-bearing deposits in other banks	4,208,881	1,240,868
Total cash and cash equivalents	4,883,669	1,716,955

Investment securities
Securities held-to-maturity (fair value of $16,810,104 and
$14,730,626 at March 31, 2010 and 2009, respectively)	16,359,598	14,282,255
Securities available-for-sale (amortized cost of $255,699
and $245,043 at March 31, 2010 and 2009, respectively)	258,163	222,719
Total investment securities	16,617,761	14,504,974

Loans, net of allowance for loan losses of $998,526
and $1,546,601 at March 31, 2010 and 2009, respectively	107,204,042	103,624,343
Accrued interest receivable	492,682	499,981
Premises and equipment, net	7,723,970	8,024,232
Federal Home Loan Bank stock, at cost	206,700	345,900
Deferred income taxes	1,029,028	561,000
Bank-owned life insurance	136,004	130,042
Prepaid and refundable income taxes	11,822	561,971
Real estate owned	412,969
Other assets	1,203,676	498,966
Total Assets	$139,922,323	$130,468,364

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Non-interest bearing deposits	$3,940,884	$2,518,934
Interest-bearing deposits	123,222,698	111,464,281
Total deposits	127,163,582	113,983,215

Advances from Federal Home Loan Bank		3,750,000
Accrued interest payable	45,580	211,962
Advance payments by borrowers for taxes and insurance	424,291	359,738
Other liabilities	553,994	642,032
Total liabilities	128,187,447	118,946,947

Commitments and Contingencies (Note 18)

Stockholders’ Equity

Preferred stock, $.01 par value, 3,000,000 shares authorized;
None issued
Common stock, $.01 par value, 7,000,000 shares authorized;
1,634,725 shares issued and outstanding as of March 31, 2010 and 2009	$16,347	$16,347
Additional paid-in capital	6,625,801	6,652,235
Retained earnings, substantially restricted	5,682,964	5,499,813
Unearned common stock held by employee stock ownership plan	(544,688)	(576,729)
Accumulated other comprehensive loss	(45,548)	(70,249)
Total stockholders’ equity	11,734,876	11,521,417

Total Liabilities and Stockholders’ Equity	$139,922,323	$130,468,364

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations

	Years Ended
	March 31,
	2010	2009
Interest Income
Loans	$6,278,720		$5,986,689
Investment securities	694,104		805,843
Total interest income	6,972,824		6,792,532

Interest Expense
Interest-bearing checking accounts	104,995		78,453
Passbook and money market accounts	497,228		667,886
Certificates of deposits	2,017,976		2,821,478
Advances from Federal Home Loan Bank	19,676		10,167
Total interest expense	2,639,875		3,577,984

Net interest income	4,332,949		3,214,548

Provision for loan losses	1,140,000		1,127,000
Net interest income after provision for loan losses	3,192,949		2,087,548

Non-Interest Income
Service charges	127,052		107,961
Income from bank-owned life insurance	5,962		5,630
Rental income	783		5,875
Other	25,219		68,136
Net gain from sales of available-for-sale securities	15,053
Total non-interest income	174,069		187,602

Non-Interest Expense
Salaries and employee benefits	1,761,953		1,862,789
Advertising	33,701		51,201
Office supplies, telephone and postage	117,175		150,180
Occupancy expense	697,250		666,646
Federal insurance premiums	289,090		116,457
Real estate owned – impairment losses	75,000
Data processing expenses	130,724		337,699
ATM expenses	23,052		69,833
Bank charges and fees	102,872		71,366
Insurance and surety bond premium	69,268		41,713
Dues and subscriptions	34,913		51,932
Professional fees	193,024		328,698
On-line banking expense			111,035
Other	138,291		150,019
Total non-interest expense	3,666,313		4,009,568

Loss Before Income Tax Benefit	(299,295)		(1,734,418)

Income tax benefit	(482,446)		(503,432)

Net Income (Loss)	$183,151	$	(1,230,986)

Income (loss) per share
Basic	$0.12	$	(0.78)
Diluted	$0.12	$	(0.78)
Weighted average shares outstanding
Basic	1,580,256		1,577,052
Diluted	1,580,256		1,577,052

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended March 31, 2010 and 2009

						Accumulated
			Additional		Common	Other	Total
	Common Stock		Paid-in	Retained	Stock Held	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	By ESOP	Income (Loss)	Equity	Income (Loss)

BALANCES, MARCH 31, 2008	1,634,725	$16,347	$6,688,921	$6,730,799	$ (640,810)	$ (38,034)	$12,757,223

Net loss				(1,230,986)			(1,230,986)	(1,230,986)
Net change in unrealized gain
(loss) on securities available-
for-sale, net of deferred taxes
of ($26,438)						(39,656)	(39,656)	(39,656)

Postretirement benefit plan
adjustments – net of deferred
taxes of $4,961						7,441	7,441	7,441

Comprehensive loss								$(1,263,201)

6408.1 shares of common stock
transferred to ESOP for services			(36,686)		64,081		27,395

BALANCES, MARCH 31, 2009	1,634,725	$16,347	$6,652,235	$5,499,813	$ (576,729)	$(70,249)	$11,521,417

Net income				183,151			183,151	183,151
Net change in unrealized gain
(loss) on securities available-
for-sale, net of deferred taxes
of $9,915						14,873	14,873	14,873

Postretirement benefit plan
adjustments – net of deferred
taxes of $6,552						9,828	9,828	9,828

Comprehensive income								$207,852

3204.05 shares of common stock
transferred to ESOP for services			(26,434)		32,041		5,607

BALANCES, MARCH 31, 2010	1,634,725	$16,347	$6,625,801	$5,682,964	$ (544,688)	$ (45,548)	$11,734,876

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended
	March 31,
	2010		2009
Cash Flows from Operating Activities
Net income (loss)		$183,151		$(1,230,986)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Amortization of ESOP		5,607		27,395
Deferred income tax benefit		(453,062)		(132,121)
Gain from sale of available-for-sale securities, net		(15,053)
Depreciation		341,858		318,685
Discount accretion net of premium amortization		(4,834)		34,773
Income from bank owned life insurance		(5,962)		(5,630)
Provision for loan losses		1,140,000		1,127,000
Proceeds on sale of other property owned		294,000
Impairment losses, real estate owned		75,000
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable		7,299		99,533
Other assets		(998,710)		49,602
Prepaid and refundable income taxes		550,149		(264,292)
Increase (decrease) in:
Accrued interest payable		(166,382)		(87,456)
Other liabilities		(88,038)		99,854
Net cash provided by operating activities		865,023		36,357

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale		106,358		3,868
Purchases of securities available-for-sale		(117,014)		(14,806)
Purchases of securities held-to-maturity		(9,000,000)		(9,681,320)
Proceeds from maturities and principal repayments of
securities held-to-maturity		6,927,491		7,651,558
Proceeds from (purchase) of Federal Home Loan Bank stock		139,200		(206,800)
Net increase in loans		(5,207,668)		(8,699,816)
Purchases of premises and equipment		(41,596)		(213,235)
Net cash used in investing activities		(7,193,229)		(11,160,551)

Cash Flows from Financing Activities
Net increase (decrease) in deposits		13,180,367		(3,656,858)
Net increase in advance payments by borrowers for taxes and insurance		64,553		68,874
(Payments on) advances from Federal Home Loan Bank		(3,750,000)		3,750,000
Net cash provided by financing activities		9,494,920		162,016

Net Increase (Decrease) in Cash and Cash Equivalents		$3,166,714	$	(10,962,178)
Cash and Cash Equivalents, Beginning of Year		1,716,955		12,679,133

Cash and Cash Equivalents, End of Year		$4,883,669		$1,716,955

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest		$2,806,257		$3,665,440
Cash paid during the year for income taxes		$1,560		$4,620
Loans transferred to real estate owned		$412,969	$
Loans transferred to other property owned	$			$294,000
Proceeds from sales of other property owned		$294,000		$-0-
Total increase (decrease) in unrealized gain on securities available-for-sale, net of tax		$24,788		$(66,094)

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

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

Basis of Consolidation

The accounting and reporting policies of the Company and Bank conform with U.S. generally accepted accounting principles (“GAAP”) and predominant practices within the banking industry.  The consolidated financial statements of the Company include the accounts of Delanco Federal Savings Bank and its subsidiary, Delanco Financial Services Corporation.  All intercompany accounts and transactions have been eliminated in consolidation.

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
March 31, 2010 and 2009

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

Securities Available-for-Sale:  Available-for-sale securities consist of investment securities classified as neither trading securities nor held-to-maturity securities.  Unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income.  Realized gains (losses) on available-for-sale securities are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.  Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.  The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method over the period of maturity.

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
March 31, 2010 and 2009

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment

Bank-Owned Life Insurance

The Bank owns a life insurance policy on the life of a retired member of the Board of Directors.  The cash surrender value of the policy is recorded as an asset of the bank and changes in this value are reflected in non-interest income.  Death benefit proceeds in excess of the policy’s cash surrender value will be recognized as income upon receipt.  There are no policy loans offset against the cash surrender value or restrictions on the use of the proceeds.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

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

Real Estate Owned

Real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure.  Real estate owned is recorded at the lower of the carrying value of the loan or the fair value of the property, net of estimated selling costs.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management and any subsequent write-downs are recorded as a charge to operations.  Costs relating to the development or improvement of the properties are capitalized while expenses related to the operation and maintenance of properties are recorded as an expense as incurred.  Gains or losses upon dispositions are reflected in earnings as realized.  The Company had $412,969 and $-0- in real estate owned at March 31, 2010 and 2009, respectively.

Other Property Owned

Other property owned includes repossessed property other than real estate.  At the time of repossession, other property owned is recorded at the fair value less cost to sell, which becomes the property’s new basis.  Any write-downs based on the asset’s fair value at date of repossession are charged to the allowance for loan losses.  After repossession, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell.  Costs incurred in maintaining other property owned and subsequent adjustments to the carrying amount of the property are included in income (loss) on other property owned.  As of March 31, 2010 and 2009, the Company had $-0- and $294,000 of other property owned.  These amounts were included in other assets.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxe scurrently due plus deferred taxes related primarily to tax net operating loss carryforwards and differences between the basis of available-for-sale securities, allowance for loan losses, estimated losses on foreclosed real estate, accumulated depreciation, and accrued employee benefits for financial and income tax reporting.

Deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available.  Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statements of Cash Flows

The Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other banks to be cash equivalents for purposes of the statements of cash flows.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expenses totaled $33,701and $51,201 for the years ended March 31, 2010 and 2009, respectively.

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

FASB STATEMENT NO. 168, THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

In June 2009, the FASB issued FASB Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS No. 168).  SFAS No. 168 established the FASB Accounting Standards Codification.  The Codification will become the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretative releases, which are also authoritative GAAP for SEC registrants.  The contents of the Codification will carry the same level of authority, eliminating the four-level GAAP hierarchy previously set forth in Statement No. 162, which has been superseded by Statement No. 168.  All authoritative GAAP issued by the FASB after this Statement will be referred to as Accounting Standards Updates.  Accounting Standards Updates will not be considered authoritative in their own right, rather they will only serve to update the Codification, provide background information about the guidance and provide basis for conclusions on changes in the Codification.  The Codification retains existing GAAP without changing it except in one instance related to software revenue recognition, which does not impact the Company.  The Codification is effective for the Company for the interim period ending September 30, 2009.  All references to authoritative literature are required to cite the Codification as opposed to legacy accounting pronouncements.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

2.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

ASC TOPIC 820 “FAIR VALUE MEASUREMENTS AND DISCLOSURES”

On April 1, 2008, the Bank adopted ASC Topic 820 “Fair Value Measurements and Disclosures.”  ASC Topic 820 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements.  ASC Topic 820 does not require any fair value measurements.  The adoption of ASC Topic 820 did not have a material impact on the Bank’s consolidated financial statements.

In conjunction with the adoption of ASC Topic 820, the Bank also adopted the guidance from ASC paragraphs 820-10-50-8A, 55-23A, and 55-23B on April 1, 2008.  This guidance defers the effective date of ASC Topic 820 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, or April 1, 2009 for the Company.

ASC TOPIC 820-10-65, DETERMINING FAIR VALUE WHEN THE VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET OR LIABILITY HAVE SIGNIFICANTLY DECREASED AND IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY

In April 2009, the FASB issued guidance regarding identifying circumstances that indicate a transaction is not orderly and guidance on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This guidance emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  This guidance was adopted by the Company April 1, 2009 and did not have a material effect on the Company’s financial position or results of operations.

ASC TOPIC 320-10-65, RECOGNITION AND PRESENTATION OF OTHER-THAN-TEMPORARY IMPAIRMENTS

In April 2009, the FASB issued guidance regarding the recognition and presentation of other-than-temporary impairments (“OTTI”) on debt and equity securities in the financial statements.  This guidance modified the presentation of OTTI losses and expands existing disclosure requirements about OTTI.  The guidance was adopted by the Company April 1, 2009, and did not have a material effect on the Company’s financial position or results of operations.

ASC TOPIC 855, SUBSEQUENT EVENTS

In May 2009, the FASB issued additional guidance on the evaluation of subsequent events and requires the disclosure of the date through which subsequent events have been evaluated.  This guidance was adopted by the Company for the interim period June 30, 2009.

3.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank.  The required reserve at March 31, 2010 and 2009 was $ -0-.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

4.	INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values as of March 31, 2010 and 2009 are as follows:

	Held-to-Maturity
	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Federal Home Loan Bank Bonds	$997,238	$5,417	$	$1,002,655
Federal Farm Credit Bonds	1,000,000	3,125	(1,250)	1,001,875
Federal Home Loan Mortgage
Corporation Bonds	3,000,000	6,870	(3,510)	3,003,360
Federal National Mortgage Association	2,000,000	5,940	(465)	2,005,475

	6,997,238	21,352	(5,225)	7,013,365

Mortgage-Backed Securities:
Federal Home Loan Mortgage
Corporation	2,693,176	108,680		2,801,856
Federal National Mortgage
Association	6,104,708	299,944	(116)	6,404,536
Government National Mortgage
Corporation	564,476	22,800	(934)	586,342

	9,362,360	431,424	(1,050)	9,792,734

Total	$16,359,598	$452,776	$(6,275)	$16,806,099

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

4.	INVESTMENT SECURITIES (Continued)

	Held-to-Maturity
	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Federal Home Loan Bank Bonds	$1,500,000	$5,720	$	$1,505,720
Federal Farm Credit Bonds	500,000	625		500,625
Federal Home Loan Mortgage
Corporation Bonds	500,000	1,665		501,665

	2,500,000	8,010		2,508,010

Mortgage-Backed Securities:
Federal Home Loan Mortgage
Corporation	3,717,034	115,265		3,832,299
Federal National Mortgage
Association	7,253,523	304,347	(30)	7,557,840
Government National Mortgage
Corporation	811,698	24,990	(4,211)	832,477

	11,782,255	444,602	(4,241)	12,222,616

Total	$14,282,255	$452,612	$(4,241)	$14,730,626

Available-for-Sale
March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mutual Fund Shares	$255,699	$2,692	$(228)	$258,163

Available-for-Sale
March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mutual Fund Shares	$245,043	$238	$(22,562)	$222,719

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

4.	INVESTMENT SECURITIES (Continued)

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of March 31, 2010 and 2009.

	March 31, 2010
	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$1,257,508	$1,279,463	$	$
After one year through
five years	6,691,053	6,889,401
After five years through
ten years	4,008,761	4,023,142
After ten years	4,402,276	4,614,093
Equity securities			255,699	258,163

	$16,359,598	$16,806,099	$255,699	$258,163

	March 31, 2009
	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$	$	$	$
After one year through
five years	4,925,679	5,128,225
After five years through
ten years	3,422,356	3,459,738
After ten years	5,934,220	6,142,663
Equity securities			245,043	222,719

	$14,282,255	$14,730,626	$245,043	$222,719

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

During 2010, the Bank sold securities available-for-sale for total proceeds of $106,358 resulting in gross realized gains of $15,053.  During 2009, the Bank sold securities available-for-sale for total proceeds of $3,868resulting in gross realized gains of $-0-.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

4.	INVESTMENT SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized			Unrealized
March 31, 2010	Value	Losses	Value	Losses	Value		Losses

Federal Home Loan Bank
Bonds	$	$	$	$	$		$
Federal Farm Credit
Bonds	498,750	(1,250)				498,750		(1,250)
Federal Home Loan
Mortgage Corporation	496,490	(3,510)				496,490		(3,510)
Federal National
Mortgage Association	999,535	(465)				999,535		(465)

	1,994,775	(5,225)	-0-	-0-		1,994,775		(5,225)

Mortgage-Backed Securities:
Federal Home Loan
Mortgage Corporation
Federal National
Mortgage Association	15,850	(116)				15,850		(116)
Government National
Mortgage Association			49,989	(934)		49,989		(934)

	15,850	(116)	49,989	(934)		65,839		(1,050)

Mutual Fund Shares			71,341	(228)		71,341		(228)

Total	$2,010,625	$ (5,341)	$121,330	$ (1,162)		$2,131,955	$	(6,503)

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

4.	INVESTMENT SECURITIES (Continued)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized			Unrealized
March 31, 2009	Value	Losses	Value	Losses	Value		Losses

Federal Home Loan Bank Bonds	$	$	$	$	$		$
Federal Farm Credit Bonds
Federal Home Loan Mortgage Corporation

	-0-	-0-	-0-	-0-		-0-		-0-

Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation
Federal National Mortgage Association	30,910	(30)				30,910		(30)
Government National Mortgage Association	254,239	(2,623)	71,705	(1,588)		325,944		(4,211)

	285,149	(2,653)	71,705	(1,588)		356,854		(4,241)

Mutual Fund Shares	150,634	(22,562)				150,634		(22,562)

Total	$435,783	$ (25,215)	$71,705	$ (1,588)		$507,488	$	(26,803)

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

At March 31, 2010, the eight debt securities with unrealized losses have depreciated 0.31 % from the Bank’s amortized cost basis.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

The Bank has pledged FHLMC mortgage backed securities with a market value of approximately $337,000 and $472,000 at March 31, 2010 and 2009, respectively, to the New Jersey Commissioner of Banking and Insurance under the provisions of the Government Unit Deposit Protection Act that enables the Bank to act as a public depository.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

5.	LOANS

Loans at March 31, 2010 and 2009 are summarized as follows:

	March 31,
	2010	2009

Residential (one to four family) real estate	$59,363,703	$46,686,288
Multi-family and commercial real estate	23,998,000	26,054,000
Commercial	2,821,000	4,618,000
Home equity	20,272,944	24,119,310
Consumer	1,419,000	2,134,000
Construction	395,000	1,796,000

Total loans	108,269,647	105,407,598

Loans in process		(138,674)
Net deferred loan origination fees	(67,079)	(97,980)
Allowance for loan losses	(998,526)	(1,546,601)

	(1,065,605)	(1,783,255)

Loans, net	$107,204,042	$103,624,343

An analysis of the allowance for loan losses at March 31, 2010 and 2009 is as follows:

	March 31,
	2010	2009

Balance, beginning of year	$1,546,601	$1,353,467
Loans charged-off	(1,737,604)	(1,254,449)
Recoveries	49,529	320,583
Provision for losses	1,140,000	1,127,000
Balance, end of year	$998,526	$1,546,601

At March 31, 2010 and 2009, the total recorded investment in loans on nonaccrual amounted to approximately $6.1 million and $8.3 million, respectively, and the total recorded investment in loans past due ninety days or more and still accruing interest amounted to approximately $-0- and $128,000, respectively.

Non-performing assets include non-accrual loans, loans on which the accrual of interest has ceased, and impaired loans.  At March 31, 2010, the Company had $6.1 million in non-accrual loans as compared to $8.3 million at March 31, 2009.  At March 31, 2010, the Company had thirty impaired loan relationships totaling $7.6 million in which $6.5 million was sufficiently collateralized and a specific reserve of $302,000 has been recorded for the remaining balance.  At March 31, 2009, the Bank had 43 impaired loan relationships totaling $8.9 million in which $6.3 million were sufficiently collateralized and a specific reserve of $1.1 million has been recorded for the remaining balance.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

5.	LOANS (Continued)

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its officers and directors.  In the opinion of management, transactions with directors were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Bank.  Officers of the company are entitled to 1% loan discount, under a Bank wide employee discount program, from those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Bank.  Loans to such borrowers are summarized as follows:

	March 31,
	2010	2009

Balance, beginning of year	$891,150	$1,622,193
Payments	(16,744)	(731,043)
Borrowings	134,555

Balance, end of year	$1,008,961	$891,150

6.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying statement of financial condition.  The unpaid principal balances of these loans at March 31, 2010 and 2009 are summarized as follows:

	March 31,
	2010	2009

Mortgage Loan Servicing Portfolio:
Mortgage Partnership
Finance FHLB New York	$425,947	$435,210

7.	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at March 31, 2010 and 2009 consists of the following:

	March 31,
	2010	2009

Loans	$406,445	$430,194
Investment securities	62,826	49,069
Mortgage backed securities	23,411	20,718

	$492,682	$499,981

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

8.	PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2010 and 2009 consists of the following:

	March 31,
	2010	2009

Land	$1,451,203	$1,451,203
Buildings	6,806,760	6,806,760
Furniture, fixtures and equipment	1,948,305	1,906,709
	10,206,268	10,164,672
Accumulated depreciation	(2,482,298)	(2,140,440)

	$7,723,970	$8,024,232

Depreciation expense amounted to $341,858 and $318,685 for the years ended March 31, 2010 and 2009, respectively.

9.	FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank System.  As a member, the Bank maintains an investment in the capital stock of the Federal Home Loan Bank of New York in an amount not less than 1% of its outstanding home loans or 1/20 of its outstanding notes payable, if any, to the Federal Home Loan Bank of New York, whichever is greater, as calculated December 31 of each year.

10.	DEPOSITS

Deposit account balances at March 31, 2010 and 2009 are summarized as follows:

	March 31, 2010
		Weighted Average	Percent of
	Amount	Interest Rate	Portfolio

Non interest bearing accounts	$3,940,884	-	3.10
Interest bearing checking accounts	9,922,308	0.84%	7.80
Passbook savings accounts	14,707,503	0.45	11.57
Money Market accounts	27,658,755	1.27	21.75
Club accounts	143,428	0.40	0.11
	56,372,878		44.33

Certificates of Deposits:
1.00% to 1.99%	13,055,308	1.68	10.27
2.00% to 2.99%	35,128,582	2.33	27.63
3.00% to 3.99%	12,722,497	3.29	10.00
4.00% to 4.99%	9,884,317	4.11	7.77
	70,790,704		55.67

	$127,163,582		100.00%

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

10.	DEPOSITS (Continued)

	March 31, 2009
		Weighted Average	Percent of
	Amount	Interest Rate	Portfolio

Non interest bearing accounts	$2,518,934	-	2.21
Interest bearing checking accounts	10,035,742	0.90%	8.80
Passbook savings accounts	14,463,394	0.44	12.69
Money Market accounts	24,635,815	2.19	21.61
Club accounts	142,286	0.40	0.13
	51,796,171		45.44

Certificates of Deposits:
1.00% to 1.99%	808,607	1.72	0.71
2.00% to 2.99%	4,091,381	2.46	3.59
3.00% to 3.99%	36,590,375	3.49	32.10
4.00% to 4.99%	20,696,681	4.38	18.16
	62,187,044		54.56

	$113,983,215		100.00%

The aggregate amount of time deposits including certificates of deposits with a minimum denomination of $100,000 or more was approximately $21,273,000 and $15,227,000 at March 31, 2010 and 2009, respectively.

Scheduled maturities of certificates of deposits at March 31, 2010 and 2009 are as follows:

	March 31,
	2010		2009

2010	$		$37,652,777
2011		47,899,059	14,036,943
2012		13,283,879	5,192,324
2013		5,231,818	3,311,007
2014		2,012,811	1,993,993
2015 and thereafter		2,363,137

		$70,790,704	$62,187,044

The Bank held deposits from officers and directors of approximately $225,000 and $280,000 at March 31, 2010 and 2009, respectively.  These transactions were on the same terms as those prevailing at the time of comparable transactions with other persons.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

11.	ADVANCES FROM FEDERAL HOME LOAN BANK

As of March 31, 2010, the Bank had a borrowing capacity in a combination of term advances and overnight borrowings of up to $8,621,623 at the FHLB of New York.

Advances from the Federal Home Loan Bank of New York are as follows:

Maturity	Interest
Date	Rate	March 31, 2010		March 31, 2009

April 10, 2009	0.54%	$		$750,000
May 13, 2009	0.99			1,000,000
June 30, 2009	1.15			1,000,000
December 15, 2009	2.19			1,000,000
			$-0-	$3,750,000

Specific repos and other securities, with balances approximating $8,800,000 and $11,900,000 at March 31, 2010 and 2009, respectively, were pledged to the FHLB of New York as collateral.

12.	INCOME TAXES

The Company and subsidiary file a consolidated federal income tax return. The Company’s consolidated provision for income taxes for the years ended March 31, 2010 and 2009 consists of the following:

	Years Ended
	March 31,
	2010		2009

Income Tax Expense (benefit)
Current federal tax expense (benefit)
Federal	$	(13,500)	$	(353,837)
State		2,500		2,500
Deferred tax (benefit)
Federal		(356,800)		(128,800)
State		(114,646)		(23,295)

	$	(482,446)	$	(503,432)

Valuation Allowance

Since the year ending March 31, 2007, we reported significant cumulative losses and generated substantial net operating losses for federal and state income tax purposes.  To date, we have been able to utilize a substantial portion of our federal net operating losses by carrying these losses back five years.  The remaining unused federal net operating losses can be carried forward for a maximum of twenty years.  Due to the extensive carryforward period, among other things, we concluded that it was more likely than not that the federal net operating loss carryforwards would eventually be realized.

Our state net operating losses for tax years ended December 31, 2007 and December 31, 2008 are limited to a carryforward period of seven years.  Due to the limited carryforward period for these losses, among other things, we concluded in the past that it was more likely than not that these losses would not be utilized and therefore, we recorded a tax asset valuation allowance of $120,000 and $80,000 for the fiscal years ended March 31, 2008 and 2009, respectively.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

12.	INCOME TAXES (Continued)

For the year ended March 31, 2010, we determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, including the state net operating loss carryforwards.  In addition, the state has extended the net operating loss carryforward period for losses sustained for tax years ending December 31, 2009 and beyond to a period of twenty years.

As a result of the above, we reversed our $200,000 deferred tax asset valuation allowance for the year ended March 31, 2010.

The consolidated provision for income taxes for the years ended March 31, 2010 and 2009 differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

	Years Ended
	March 31,
	2010		2009

Expected federal tax provision (benefit) at 34% rate	$	(101,760)	$	(589,702)
State income tax effect		(178,659)		20,184
Bank owned life insurance		(2,027)		(1,914)
Increase (decrease) in deferred tax asset valuation allowance		(200,000)		68,000

Income tax (benefit)	$	(482,446)	$	(503,432)

Effective tax rate (benefit)		(161.2)%		(29.0)%

A summary of deferred tax assets and liabilities as of March 31, 2010 and 2009 are as follows:

	March 31,
	2010	2009
Deferred tax assets:
Accrued pension costs	$4,700		$3,600
Accrued post retirement medical plan	13,200		19,200
Accrued retirement plan	27,500		33,000
Allowance for loan losses	338,400		534,400
Directors’ benefit plans	102,900		90,500
FASB 158 – unrecognized transition costs	31,400		37,900
Net operating loss carryforward	609,728		135,400
Unrealized losses on securities available-for-sale			9,000
	1,127,828		863,000
Less: Valuation allowance	-0-		(200,000)

Total deferred tax assets	$1,127,828		$663,000

Deferred tax liabilities:
Accumulated depreciation	$(97,900)	$	(102,000)
Unrealized gains on securities available-for-sale	(900)

Total deferred tax liabilities	(98,800)		(102,000)

NET DEFERRED TAX ASSETS	$1,029,028		$561,000

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

12.	INCOME TAXES (Continued)

The Company accounts for uncertainties in income taxes in accordance with Financial ASC Topic 740 “Accounting for Uncertainty in Income Taxes”.  ASC Topic 740 prescribes a threshold and measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return.  ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has determined that there are no significant uncertain tax positions requiring recognition in its financial statements.

In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.  Tax years 2006 through 2009 remain subject to examination by Federal and New Jersey taxing authorities.

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

The Bank has federal and state net operating loss carryforwards of approximately $1,080,000 and $3,166,000, respectively, at March 31, 2010.

13.	EMPLOYEE BENEFITS

Cash/Deferred Profit Sharing Plan

The Bank maintains a cash/deferred profit sharing plan covering all full time employees with one year of service and who are at least twenty-one years of age.  Participants enter the Plan on the 1st of January or 1st of July subsequent to meeting the above requirements.

The Bank may contribute up to 10% of the annual compensation of each eligible employee. The Bank’s contribution to the plan was $-0- for the years ended March 31, 2010 and 2009.

Retirement Incentive Plan

A retired officer of the Bank is covered by a Retirement Incentive Plan that pays him $1,416.67 per month for ten years from the date of retirement at age sixty-five.

To fund the above benefit, the Bank has purchased and is the sole beneficiary of a life insurance policy on the life of the officer.  The cash surrender value of this policy was $136,004and $130,042as of March 31, 2010 and 2009, respectively, and is reflected on the consolidated statement of financial position as Bank-owned life insurance.

Delanco Bancorp, Inc. 2008 Equity Incentive Plan

On May 19, 2008, the Board of Directors adopted, and the stockholders approved on August 18, 2008, the Delanco Bancorp, Inc. 2008 Equity Incentive Plan.

The Board of Directors has reserved a total of 112,141 shares of common stock for issuance upon the grant or exercise of awards made pursuant to the 2008 Plan.  All the Company’s employees, officers, and directors are eligible to participate in the 2008 Plan.  As of March 31, 2010, no awards have been made under the 2008 Plan.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

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

Net pension expense was $43,488 and $42,264 for years ended March 31, 2010 and 2009, respectively. The components of net pension cost are as follows:

	Years Ended
	March 31,
	2010	2009

Service cost	$7,780	$8,508
Interest cost	20,516	18,564
Return on assets	-0-	-0-
Net amortization and deferral	15,192	15,192

Net periodic pension cost	$43,488	$42,264

The following table presents a reconciliation of the funded status of the defined benefit pension plan at March 31, 2010 and 2009:

	March 31,
	2010	2009

Accumulated benefit obligation	$333,832	$250,709
Projected benefit obligation	335,542	276,395
Fair value of plan assets	-0-	-0-
Unfunded projected benefit obligation	335,542	276,395

The following table presents a reconciliation of benefit obligations and plan assets:

	March 31,
	2010	2009
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$276,395	$277,853
Service cost	7,780	8,508
Interest cost	20,516	18,564
Adjustment for measurement date change		6,768
Actuarial (gain) loss	43,262	(29,259)
Benefits paid	(12,411)	(6,039)
Benefit obligation at end of year	$335,542	$276,395

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

14.	BOARD OF DIRECTORS’ RETIREMENT PLAN (Continued)

	March 31,
	2010	2009
Change in Plan Assets
Fair value of Plan assets at beginning of year	-0-	-0-
Actual return on Plan assets	-0-	-0-
Employer contributions	12,411	6,039
Benefits paid	(12,411)	(6,039)
Fair value of Plan assets at end of year	-0-	-0-

Actuarial assumptions used in determining pension amounts are as follows:

	Years Ended
	March 31,
	2010	2009

Discount rate for periodic pension cost	6.75%	7.50%
Discount rate for benefit obligation	7.50%	6.25%
Rate of increase in compensation levels and social security wage base	4.00%	4.00%
Expected long-term rate of return on plan assets	N/A	N/A

15.	EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

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

All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loan is repaid.  Unallocated common stock purchased by the ESOP is recorded as a reduction of stockholders’ equity at cost.  As of March 31, 2010, the Company had allocated a total of 9612.15 shares from the suspense account to participants.  The Company recognized compensation expense related to the ESOP of $5,607 and $27,395 for the years ended March 31, 2010 and 2009, respectively.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

16.	FAIR VALUES OF FINANCIAL INSTRUMENTS

ASC Topic No. 820, “Fair Value Measurements and Disclosures” establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair value of assets and liabilities measured on a recurring basis at March 31, 2010 and 2009 are as follows:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets/	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

March 31, 2010

Available-for-sale securities	$258,163	$258,163	NONE	NONE

March 31, 2009

Available-for-sale securities	$222,719	$222,719	NONE	NONE

The fair value of assets and liabilities measured on a non-recurring basis at March 31, 2010 and 2009 are as follows:

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

16.	FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets/	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

March 31, 2010

Impaired loans	$7,559,115	$	$7,559,115	$
Other real estate owned	412,969		412,969

Total	$7,972,084	$ NONE	$7,972,084	$ NONE

March 31, 2009

Impaired loans	$8,920,338	$ NONE	$8,920,338	$ NONE

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

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
March 31, 2010 and 2009

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

The carrying amounts of escrow accounts approximate fair value.

Off-balance sheet instruments

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding.  Therefore, these instruments have nominal value prior to funding.

The estimated fair values of the Company’s financial instruments as of March 31, 2010 and 2009 are as follows:

	March 31, 2010		March 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$4,883,669	$4,883,669	$1,716,955	$1,716,955
Investment securities	16,615,297	17,064,262	14,527,298	14,953,345
Loans - net	107,204,042	111,865,000	103,624,343	107,728,000
FHLB stock	206,700	206,700	345,900	345,900
Accrued interest receivable	492,682	492,682	499,981	499,981

Total financial assets	$129,402,390	$134,512,313	$120,714,477	$125,244,181

Financial Liabilities:
Deposits	127,163,582	128,742,000	113,983,215	116,283,000
Advances from FHLB			3,750,000	3,750,000
Advance payments by borrowers for taxes and insurance	424,291	424,291	359,738	359,738
Accrued interest payable	45,580	45,580	211,962	211,962

Total financial liabilities	$127,633,453	$129,211,871	$118,304,915	$120,604,700

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

16.	FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

	March 31, 2010		March 31, 2009
	Contract	Estimated	Contract	Estimated
	Value	Fair Value	Value	Fair Value
Off-balance sheet instruments:
Commitments to extend credit	$1,526,000	$1,526,000	$6,422,000	$6,422,000

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

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not included in the accompanying consolidated financial statements.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments.  The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk were as follows:

	March 31,
Commitments to Extend Credit	2010	2009

Home equity line of credit	$439,000	$5,294,000
Commercial line of credit	1,086,000	1,123,000
Consumer line of credit	1,000	5,000
	$1,526,000	$6,422,000

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

Cash and Cash Equivalents

The Bank has deposit accounts with various financial institutions.  The first $100,000 of deposits with each institution was insured by agencies of the U.S. Government.  On October 3, 2008, the federal deposit insurance was temporarily raised to $250,000 for the period October 3, 2008 to December 31, 2013.  On January 1, 2014, the federal deposit insurance will return to $100,000.  At March 31, 2010 and 2009, the uninsured portion of these deposits was approximately $3,886,000 and $1,046,000, respectively.

Although the Bank has credit risk due to the uninsured portion of the above deposits, the Bank does not anticipate any accounting loss.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

18.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

The Bank had outstanding commitment to originate loans as of March 31, 2010 as follows:

	March 31, 2010
	Fixed-	Variable-
	Rate	Rate	Total

First-mortgage	$1,202,000	$	$1,202,000

19.	REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of:  total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined).   Management believes that, as of March 31, 2010, the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2010, the most recent notification from the OTS, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To remain categorized as adequately capitalized, the Bank would have to maintain minimum total risk-based, Tier I risk-based, Tier I leverage and Tangible Capital to adjusted total assets ratios as disclosed in the table below.  There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios as of March 31, 2010 and 2009 are as follows:

			For Capital Adequacy
			Purposes and to Be
			Adequately Capitalized
			Under the Prompt Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount		Ratio
As of March 31, 2010:
Total Risk-Based Capital (to Risk-Weighted Assets)	$11,501,000	12.62%	≥$	7,293,400	≥	8.0%
Tier I Capital (to Risk-Weighted Assets)	10,804,000	11.85%	≥	3,646,700	≥	4.0%
Tier I Capital (to Adjusted Total Assets)	10,804,000	7.76%	≥	5,569,600	≥	4.0%
Tangible Capital (to Adjusted Total Assets)	10,804,000	7.76%	≥	2,088,600	≥	1.5%

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

19.	REGULATORY CAPITAL (Continued)

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

20.	CEASE AND DESIST ORDER

On March 17, 2010, Delanco Federal Savings Bank (the “Bank”), the wholly owned subsidiary of Delanco Bancorp, Inc. (the “Company”), entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the Office of Thrift Supervision (the “OTS”), whereby the Bank consented to the issuance of an Order to Cease and Desist (the “Order”) promulgated by the OTS, without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Bank.

The Bank Order requires the Bank to take the following actions:

•
maintain (i) a tier 1 (core) capital to adjusted total assets ratio of at least 6.0% and (ii) a total risk-based capital to risk-weighted assets ratio of at least 10.0% after the funding of an adequate allowance for loan and lease losses;

•
if the Bank fails to meet these capital ratio requirements at any time, within 15 days thereafter prepare a written contingency plan detailing actions to be taken, with specific time frames, providing for (i) a merger with another federally insured depository institution or holding company thereof, or (ii) voluntary liquidation;

•	prepare a problem asset plan that will include strategies, targets and timeframes to reduce the Bank’s level of criticized assets and nonperforming loans;

•	within 30 days after the end of each quarter, beginning with the quarter ending June 30, 2010, prepare a quarterly written status report that will include the requirements contained in the Order;

•
prepare an updated business plan that will include the requirements contained in the Order and that also will include strategies to restructure the Bank’s operations, strengthen and improve the Bank’s earnings, reduce expenses and achieve positive core income and consistent profitability;

•	restrict quarterly asset growth to an amount not to exceed net interest credited on deposit liabilities for the prior quarter without the prior non-objection of the OTS;

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

20.	CEASE AND DESIST ORDER (Continued)

•
refrain from making, investing in or purchasing any new commercial loans without the prior non-objection of the OTS (the Bank may refinance, extend or otherwise modify any existing commercial loans, so long as no new loan proceeds are advanced as part of the transaction);

•	cease to accept, renew or roll over any brokered deposit or act as a deposit broker, without the prior written waiver of the Federal Deposit Insurance Corporation;

•	not make any severance or indemnification payments without complying with regulatory requirements regarding such payments; and

•	comply with prior regulatory notification requirements for any changes in directors or senior executive officers.

The Order, which replaces the Supervisory Agreement previously entered into between the Bank and the OTS, will remain in effect until terminated, modified, or suspended in writing by the OTS.

21.	SUBSEQUENT EVENT

The Company has evaluated subsequent events through the filing date of this report and determined that there were no recognized or non-recognized subsequent events to report.