Form 10-Q
period 2010-06-30
Delanco Bancorp, Inc
filed 2010-08-12
CIK 1382413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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
Yes ☐    No ☒

As of August 10, 2010 there were 1,634,725 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	June 30, 2010	March 31, 2010
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$654,027	$674,788
Interest-bearing deposits	5,458,957	4,208,881
Total cash and cash equivalents	6,112,984	4,883,669
Investment securities:
Securities held-to-maturity (fair value $15,237,978 and $16,806,099 at June 30, 2010 and March 31, 2010, respectively)	14,752,538	16,359,598
Securities available-for-sale (amortized cost of $251,906 and $255,699 at June 30, 2010 and March 31, 2010, respectively)	255,950	258,163
Total investment securities	15,008,488	16,617,761
Loans, net of allowance for loan losses of $1,123,638 at June 30, 2010 (unaudited), $998,526 at March 31, 2010	105,769,203	107,204,042
Accrued interest receivable	471,906	492,682
Premises and equipment, net	7,637,994	7,723,970
Investment required by law-stock in Federal Home Loan Bank, at cost	225,200	206,700
Deferred income taxes	977,050	1,029,028
Bank-owned life insurance	141,703	136,004
Prepaid and refundable income taxes	13,512	11,822
Real estate owned	600,222	412,969
Other assets	1,089,358	1,203,676
Total assets	$138,047,620	$139,922,323

LIABILITIES
Deposits
Non-interest bearing deposits	4,054,884	3,940,884
Interest bearing deposits	121,074,389	123,222,698
Total deposits	125,129,273	127,163,582
Accrued interest payable	38,970	45,580
Advance payments by borrowers for taxes and insurance	414,238	424,291
Other liabilities	597,539	553,994
Total liabilities	126,180,020	128,187,447

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized; no shares issued		
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding	$16,347	$16,347
Additional paid-in capital	6,625,801	6,625,801
Retained earnings, substantially restricted	5,814,740	5,682,964
Unearned common stock held by employee stock ownership plan	(544,688)	(544,688)
Accumulated other comprehensive (Loss)	(44,600)	(45,548)
Total stockholder’s equity	11,867,600	11,734,876
Total liabilities and stockholders’ equity	$138,047,620	$139,922,323

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2010	2009
INTEREST INCOME
Loans	$1,518,180	$1,596,819
Investment securities	178,316	167,713
Total interest income	1,696,496	1,764,532

INTEREST EXPENSE
Interest-bearing checking accounts	23,330	26,020
Passbook and money market accounts	102,533	137,695
Certificates of deposits	424,106	526,388
Federal Home Loan Bank Advances	–	9,656
Total interest expense	549,969	699,759

Net interest income	1,146,527	1,064,773
Provision for loan losses	150,000	100,000
Net interest income after provision for loan losses	996,527	964,773

NONINTEREST INCOME
Income from bank-owned life insurance	5,699	5,962
Service charges	35,429	35,845
Rental income	–	–
Other	2,945	5,026
Total noninterest income	44,073	46,833

NONINTEREST EXPENSE
Salaries and employee benefits	409,610	480,703
Advertising	4,852	9,931
Office supplies, telephone and postage	19,278	27,253
Net occupancy expense	165,749	169,250
Federal insurance premiums	72,684	57,695
Data processing expenses	32,119	45,402
ATM expenses	4,153	3,782
Bank charges and fees	24,746	30,509
Insurance and surety bond premium	14,112	16,206
Dues and subscriptions	7,596	14,058
Professional fees	62,167	47,824
Other	40,022	46,173
Total noninterest expense	857,088	948,786

INCOME BEFORE INCOME TAX EXPENSE	183,512	62,820

Income taxes	51,736	17,165

NET INCOME	$131,776	$45,655

INCOME PER COMMON SHARE	$.08	$.03

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned Employee Stock Ownership	Accumulated Other-Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Plan	Income (Loss)	Equity

Balance at March 31, 2010	1,634,725	$16,347	$6,625,801	$5,682,964	$(544,688)	$(45,548)	$11,734,876
Comprehensive income							131,776
Net income				131,776
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $(12,845)
						948	948
Total comprehensive income				131,776		948	132,724
Balance at June 30, 2010	1,634,725	$16,347	$6,625,801	$5,814,740	$(544,688)	$(44,600)	$11,867,600

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2010	2009
Cash flow from operating activities
Net Income	$131,776	$45,655
Adjustments to reconcile net income to net cash provided by (uses in) operating activities:
Deferred income taxes	51,346	61,616
Depreciation	85,977	84,800
Discount accretion net of premium amortization	(3,645)	(2,133)
Provision for loan losses	150,000	100,000
Income from bank owned life insurance	(5,699)	(5,962)
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	20,776	1,532
Other assets	114,318	201,985
Prepaid income taxes	(1,690)	10,130
Increase (decrease) in:
Accrued interest payable	(6,610)	(151,079)
Other liabilities	43,545	(45,476)
Net cash provided by (used in) operating activities	$580,094	$301,068

Cash flows from investing activities
(Purchases), sales of securities available-for-sale	3,792	(371)
Purchases of securities held-to-maturity	(4,000,000)	(2,000,000)
Proceeds from maturities and principal repayments of securities held-to-maturity	5,610,705	2,247,934
Purchase of investment required by law – stock in Federal Home Loan Bank	(18,500)	94,200
Net increase in loans	1,097,586	(3,468,942)
Purchases of premises and equipment	–	(11,933)

Net cash (used in) investing activities	$2,693,583	$(3,139,112)

Cash flows from financing activities
Net increase (decrease) in deposits	(2,034,309)	8,037,456
Net increase in advance payments by borrowers for taxes and insurance	(10,053)	28,463
Increase (decrease)in Federal Home Loan Bank advances	–	(2,750,000)

Net cash provided by (used in) financing activities	$(2,044,362)	$5,315,919

(continued)

	Three Months Ended
	June 30,
	2010	2009

Net decrease in cash and cash equivalents	$1,229,315	$2,477,875

Cash and cash equivalents, beginning of the period	4,883,669	1,716,955

Cash and cash equivalents, end of period	$6,112,984	$4,194,830

Supplemental Disclosures:

Cash paid during the period for interest	$556,579	$841,182

Cash paid during the period for income taxes	2,080	$520

Loans transferred to foreclosed real estate during the period	187,253	$–

Proceeds from sales of foreclosed real estate financed through loans	–	$–

Total increase in unrealized gain on securities available-for-sale	$948	$20,135

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
June 30, 2010

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-K for the year ended March 31, 2010.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of Delanco Federal Savings Bank’s (the “Bank”) Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower then our GAAP capital ratio by 42 basis points.

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

Federal tax years 2006 through 2009 remain subject to examination as of June 30, 2010, while tax years 2005 through 2009 remain subject to examination by state taxing jurisdictions. In the event the Bank is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,
	2010	2009
Numerator	$131,776	$45,655
Denominators:
Basic shares outstanding	1,580,256	1,577,052
Effect of dilutive securities	–	–
Dilutive shares outstanding	1,580,256	1,577,052
Earnings per share:
Basic	$.08	$.03
Dilutive	$.08	$.03

(6)	Cease and Desist Order

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

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of June 30, 2010, the Bank has entered into formal forbearance agreements with five relationships totaling $3.7 million that require current payments while the borrowers restructure their finances.

At June 30, 2010, the Bank’s tier 1 (core) capital to adjusted total assets ratio was 7.99% and its total risk-based capital to risk-weighted assets ratio was 12.94%. At June 30, 2010, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

On July 23, 2010 the Bank received a non-objection from the OTS regarding the updated business plan that it submitted under the requirements of the Order.

(7)	Recent Accounting Pronouncements

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

(8)           Fair Value of Financial Instruments

 ASC Topic 820-10, “Fair Value Measurement and Disclosures” establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements.  ASC Topic 820 does not require any new fair value measurements.  The adoption of ASC Topic 820-10 did not have a material impact on the consolidated financial statements.

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

•	Level 3	Level 3 inputs are unobservable inputs.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at June 30, 2010 and March 31, 2010 was as follows:

	June 30, 2010		March 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$6,113	$6,113	$4,884	$4,884
Investment securities	15,004	15,494	16,615	17,064
Loans – net	105,679	108,978	107,204	111,865
FHLB stock	225	225	207	207
Accrued interest receivable	472	472	493	493
Total financial assets	$127,493	$131,282	$129,403	$134,513

Financial Liabilities:
Deposits	$125,129	$126,528	$127,164	$128,742
Advance payments by borrowers for taxes and insurance	414	414	424	424
Accrued interest payable	39	39	46	46
Total financial liabilities	$125,582	$126,981	$127,634	$129,212

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended June 30, 2010 and 2009 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview.  Total assets at June 30, 2010 were $138.0 million, a decrease of $1.9 million, or 1.4%, from total assets of $139.9 million at March 31, 2010.  The change in the asset composition reflected a decrease in investment securities of $1.6 million and a decrease in outstanding loans of $1.4 million, partially offset by an increase in cash and cash equivalents of $1.2 million.

Loans.  At June 30, 2010, total loans, net, were $105.8 million, or 76.6% of total assets.  Overall loans decreased by $1.4 million due primarily to the early payoff of loans.  Commercial and multi-family real estate loans decreased by $600,000, commercial loans decreased by $250,000 and residential real estate loans decreased by $200,000.

Table 1:  Loan Portfolio Analysis

	June 30,		March 31,
	2010		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$79,416	74.3%	$79,637	73.5%
Commercial and multi-family	23,358	21.8	23,998	22.2
Construction	337	0.3	395	0.4
Total real estate loans	103,111	96.4	104,030	96.1
Commercial loans	2,556	2.4	2,821	2.6
Consumer loans	1,292	1.2	1,419	1.3
Total loans	106,959	100%	108,270	100.0%
Loans in process	–		–
Net deferred loan fees	(66)		(67)
Allowance for losses	(1,124)		(999)
Loans, net	$105,769		$107,204

Non-performing Loans. Total nonperforming loans at June 30, 2010 increased $225,000 primarily due to an increase in non-performing residential real estate loans, partially offset by a decrease in non-performing commercial real estate loans.  The troubled debt restructurings as of March 31, 2010 of $3.8 million include $1.9 million of loans also reported in the non-accrual loan total.  The total for troubled debt restructurings as of June 30, 2010 does not include loans that are reported as non-accrual loans which total $1.4 million.

Table 2: Nonperforming Assets

	June 30,	March 31,
(Dollars in thousands)	2010	2010

Nonaccrual loans	$6,292	$6,067
Accruing loans past due 90 days or more	–	—
Total of nonaccrual and 90 days or more past due loans	6,292	6,067
Other nonperforming assets	600	413
Total nonperforming assets	6,892	6,480
Troubled debt restructurings	2,259	3,792
Troubled debt restructurings and total nonperforming assets	$9,151	$10,272

Total nonperforming loans to total loans	5.88%	5.60%
Total nonperforming loans to total assets	4.56	4.34
Total nonperforming assets and troubled debt restructurings to total assets	6.63	7.34

Securities.  The investment securities portfolio was $15.0 million, or 10.9 % of total assets, at June 30, 2010.  At that date, 58.3% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities.  Investment securities decreased $1.6 million, primarily due to calls of U.S government and agency securities, while mortgage backed securities decreased due to pay-down of principal.

Table 3:  Investment Securities

	June 30,		March 31,
	2010		2010
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Mutual funds	$252	$256	$256	$258
Total available for sale			256	258

Securities held to maturity:
U.S. Government and agency securities	5,999	6,026	6,997	7,013
Mortgage-backed securities	8,754	9,212	9,363	9,793
Total held to maturity	14,753	15,238	16,360	16,806
Total	$15,005	$15,494	$16,616	$17,064

Deposits.  Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits.  We consider demand deposits and money market and passbook accounts to be core deposits.  We do not have any brokered deposits. At June 30, 2010, core deposits were 46.4% of total deposits.  Overall deposits decreased by $2.0 million as the Bank attracted core deposits and reduced its reliance on higher costing time deposits.  Core deposits grew for the quarter by $1.7 million while time deposits decreased by $3.7 million.

Table 4:  Deposits

	June 30,		March 31,
	2009		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$4,055	3.3%	$3,941	3.1%
Interest-bearing demand deposits	12,661	10.1	9,922	7.8
Savings and money market accounts	41,314	33.0	42,510	33.4
Certificates of deposit	67,099	53.6	70,791	55.7
Total	$125,129	100.0%	$127,164	100.0%

Borrowings.  In recent periods, we have occasionally used short-term FHLB advances as an additional source of liquidity.  At June 30, 2010, we did not have short-term advances outstanding.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Financial Highlights. Net income for the three months ended June 30, 2010, was $132,000 compared to a net income of $46,000 for the three months ended June 30, 2009. The increase in net income was the result of an increase in net interest income and a decrease in non-interest expense partially offset by an increase in the loan loss provision and income taxes.

Table 5:  Summary Income Statements

Three months ended June 30, (Dollars in thousands)	2010	2009	2010 v. 2009	% Change
Net interest income	$1,147	$1,065	82	7.7%
Provision for loan losses	150	100	50	50.0
Noninterest income	44	47	(3)	(6.4)
Noninterest expenses	857	949	(92)	(9.7)
Net income (loss)	132	46	86	187.0

Return on average equity (annualized)	4.44%	1.56%
Return on average assets (annualized)	0.38	0.14

Net Interest Income.  Net interest income increased $82,000 to $1,147,000 for the three months ended June 30, 2010 from $1,065,000 for the three months ended June 30, 2009 driven by a decline of interest paid on deposits. Both the 11 basis point increase in our interest rate spread and the 9 basis point increase in our net interest margin reflect the improvement the Bank has made in reducing our cost of funds.  The rates earned on our assets declined, resulting in a 3.9% decrease in total interest income as compared to a 21.4% decrease in total interest expense.

Average loans in the three months ended June 30, 2010 increased $2.6 million, or 2.5%, compared with the same period in 2009, driven by growth in residential real estate loans. Average investment securities in the three months ended June 30, 2010 increased $2.8 million, or 20.7%, compared to the same period in 2009. The growth in the investment portfolio was due to the increase in U.S Government and agency securities. Declining interest rates decreased the average yield on earning assets to 5.32% for the three months ended June 30, 2010, compared with 5.81% for the same period in 2009.

Average interest-bearing deposits, savings and money markets and time deposits in the three months ended June 30, 2010 increased $7.9 million, $3.1 million and $4.8 million, respectively, compared with the same period in 2009 as the Bank benefited from the closing of nearby competitors and the desire of some depositors to deal with community banks rather than large banks due to negative publicity surrounding the larger banks. Declining interest rates decreased the average cost of deposits to 1.80%, compared with 2.40% for the same period in 2009.

Table 6:  Analysis of Net Interest Income

Three months ended June 30, (Dollars in thousands)	2010	2009	2010 v. 2009	% Change

Components of net interest income
Loans	$1,518	$1,597	(79)	(4.9)%
Investment securities	179	168	11	6.5
Total interest income	1,697	1,765	(68)	(3.9)
Deposits	550	690	(140)	(20.3)
Total interest expense	550	700	(150)	(21.4)
Net interest income	1,147	1,065	82	7.7
Average yields and rates paid
Interest-earning assets	5.32%	5.81%	(49)	bp
Interest-bearing liabilities	1.80	2.40	(60)
Interest rate spread	3.52	3.41	11
Net interest margin	3.60	3.51	9
Average balances
Loans	$107,010	$104,400	2,610	2.5%
Investment securities	16,513	13,684	2,829	20.7
Other earning assets	4,048	3,362	686	20.4
Interest-bearing deposits	122,148	114,282	7,866	6.9
Borrowings	–	2,560	(2,560)	(100.0)

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $150,000 in the three months ended June 30, 2010 compared to $100,000 in the three months ended June 30, 2009.  We had $26,000 in charge-offs in the three months ended June 30, 2010, compared to $95,000 in charge-offs in the same prior year period.

Table 7:  Analysis of Loan Loss Experience

Three months ended June 30, (Dollars in thousands)	2010	2009
Allowance at beginning of period	$999	$1,547
Provision for loan losses	150	100
Total charge-offs	26	95
Recoveries	1	
Net charge-offs	25	95
Allowance at end of period	$1,124	$1,552

Allowance to nonperforming loans	17.86%	18.63%
Allowance to total loans outstanding at the end of the period	1.05	1.42
Net charge-offs (recoveries) to average loans outstanding during the period	.02	0.09

Non-Interest Income.  Noninterest income decreased slightly in the three months ended June 30, 2010 compared to the same period in the prior year.

Table 8:  Noninterest Income Summary

Three months ended June 30, (Dollars in thousands)	2010	2009	$ Change	% Change
Service charges	$35	$36	$(1)	(2.8)%
Rental income	–	–
Other	9	11	(2)	(18.2)
Total	$44	$47	(3)	(6.4)

Non-Interest Expenses.  Noninterest expenses declined in the three months ended June 30, 2010 by $92,000 over the same period in the prior year through decreases in most expense categories, but primarily in salaries and benefits, partially offset by increases in FDIC insurance premiums and professional fees incurred in our loan workout/recoveries.

Table 9:  Noninterest Expense Summary

Three months ended June 30, (Dollars in thousands)	2010	2009	$ Change	% Change
Salaries and employee benefits	$410	$481	(71)	14.8%
Advertising	5	10	(5)	50.0
Office supplies, telephone and postage	19	27	(8)	29.6
Net occupancy expense	166	169	(3)	1.8
Federal insurance premiums	73	58	15	25.9
Data processing expenses	32	45	(13)	28.9
ATM expenses	4	4	–	–
Bank charges and fees	25	31	(6)	(19.4)
Insurance and surety bond premiums	14	16	(2)	(12.5)
Dues and subscriptions	7	14	(7)	(50.0)
Professional fees	62	48	14	29.2
Other	40	46	(6)	13.0)
Total	$857	$949	(92)	(9.7)

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2010, cash and cash equivalents totaled $6.1 million.  In addition, at June 30, 2010, we had arrangements to borrow up to $8.1 million from the Federal Home Loan Bank of New York.  On June 30, 2010, we had no outstanding borrowings.

At June 30, 2010, substantially all of our investment securities were classified as held to maturity.  We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity.   We anticipate that a portion of future investments may be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations.  At June 30, 2010 we had outstanding loan commitments of $160,000.  In addition, we had $1.5 million in unused lines of credit.  Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of June 30, 2010 totaled $42.5 million, or 63% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2010, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We currently have no plans to engage in hedging activities in the future.

For the three months ended June 30, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A.  Risk Factors

Other than as set forth below, there are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, which could materially and adversely affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions.  The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.   Defaults upon Senior Securities

Not Applicable.

Item 4.   [Removed and Reserved].

Item 5.   Other Information

None.

Item 6.    Exhibits

3.1	Charter of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 (File No. 333-139339))

3.2	Bylaws of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed with the Securities and Exchange Commission on August 21, 2009)

4.0	Stock Certificate of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 (File No. 333-139339))

10.1
Order to Cease and Desist dated March 17, 2010, by and between Delanco Federal Savings Bank and the Office of Thrift Supervision (Incorporated herein by reference to Exhibit 10.1 to the Form 10-K filed with the Securities and Exchange Commission on June 28, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELANCO BANCORP, INC.

Dated: August 11, 2010	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

Dated: August 11, 2010	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer