Form 10-K/A
period 2009-03-31
Delanco Bancorp, Inc
filed 2010-08-13
CIK 1382413

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended March 31, 2009 of Delanco Bancorp, Inc. (the “Company”) originally filed on June 26, 2009 (the “Original Filing”). The Company is filing this Amendment to attach as Exhibit 23.1 a consent of the Company’s independent accountants which consent was inadvertently omitted from the Original Filing.  Accordingly, the Company hereby amends and restates in its entirety Part IV, Item 15 of the Original Filing. In addition, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1 and 31.2. Because the Company’s financial statements are not being amended and are not contained within this Amendment, we are not including updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART IV

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
10.1
Order to Cease and Desist dated March 17, 2010, by and between Delanco Federal Savings Bank and the Office of Thrift Supervision (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on June 28, 2010).

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

23.1	Consent of Connolly, Grady & Cha, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on June 26, 2009).

SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELANCO BANCORP, INC.

Date: August 11, 2010	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer