Form 10-K/A
period 2010-03-31
Delanco Bancorp, Inc
filed 2010-08-13
CIK 1382413

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

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended March 31, 2010 of Delanco Bancorp, Inc. (the “Company”) originally filed on June 28, 2010 (the “Original Filing”). The Company is filing this Amendment to attach as Exhibit 23.1 a consent of the Company’s independent accountants which consent was inadvertently omitted from the Original Filing.  Accordingly, the Company hereby amends and restates in its entirety Part IV, Item 15 of the Original Filing. In addition, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1 and 31.2. Because the Company’s financial statements are not being amended and are not contained within this Amendment, we are not including updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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