Form 10-Q
period 2010-09-30
Delanco Bancorp, Inc
filed 2010-11-12
CIK 1382413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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
Yes ☐  No ☒

As of November 10, 2010 there were 1,634,725 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	September 30, 2010	March 31, 2010
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$736,961	$674,788
Interest-bearing deposits	4,624,774	4,208,881
Total cash and cash equivalents	5,361,735	4,883,669
Investment securities:
Securities held-to-maturity (fair value $14,835,219 and $16,806,099 at September 30, 2010 and March 31, 2010, respectively)	14,423,173	16,359,598
Securities available-for-sale (amortized cost of $249,615 and $255,699 at September 30, 2010 and March 31, 2010,respectively)	258,825	258,163
Total investment securities	14,681,998	16,617,761
Loans, net of allowance for loan losses of $1,124,574 at September 30, 2010 (unaudited), $998,526 at March 31, 2010	105,784,375	107,204,042
Accrued interest receivable	459,497	492,682
Premises and equipment, net	7,560,694	7,723,970
Investment required by law-stock in Federal Home Loan Bank, at cost	225,200	206,700
Deferred income taxes	908,900	1,029,028
Bank-owned life insurance	141,703	136,004
Prepaid and refundable income taxes	13,122	11,822
Real estate owned	1,005,221	412,969
Other assets	993,536	1,203,676
Total assets	$137,135,981	$139,922,323

LIABILITIES
Deposits
Non-interest bearing deposits	$3,836,097	$3,940,884
Interest bearing deposits	120,383,057	123,222,698
Total deposits	124,219,154	127,163,582
Accrued interest payable	33,393	45,580
Advance payments by borrowers for taxes and insurance	356,295	424,291
Other liabilities	554,256	553,994
Total liabilities	125,163,098	128,187,447

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding	16,347	16,347
Additional paid-in capital	6,625,801	6,625,801
Retained earnings, substantially restricted	5,916,923	5,682,964
Unearned common stock held by employee stock ownership plan	(544,688)	(544,688)
Accumulated other comprehensive (Loss)	(41,500)	(45,548)
Total stockholder’s equity	11,972,883	11,734,876
Total liabilities and stockholders’ equity	$137,135,981	$139,922,323

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans	$1,521,144	$1,518,517	$3,039,324	$3,115,336
Investment securities	155,981	177,901	334,297	345,614
Total interest income	1,677,125	1,696,418	3,373,621	3,460,950

INTEREST EXPENSE
Interest-bearing checking accounts	22,568	27,345	45,898	53,365
Passbook and money market accounts	96,163	132,140	198,696	269,835
Certificates of deposits	376,357	512,812	800,463	1,039,200
Federal Home Loan Bank Advances	–	5,580	–	15,236
Total interest expense	495,088	677,877	1,045,057	1,377,636

Net interest income	1,182,037	1,018,541	2,328,564	2,083,314
Provision for loan losses	123,000	705,000	273,000	805,000
Net interest income after provision for loan losses	1,059,037	313,541	2,055,564	1,278,314

NON-INTEREST INCOME
Income from bank-owned life insurance	–	–	5,699	5,962
Service charges	29,065	33,886	64,494	69,731
Rental income	3,617	–	3,617	–
Other	3,102	14,157	6,047	19,183
Total non-interest income	35,784	48,043	79,857	94,876

NON-INTEREST EXPENSE
Salaries and employee benefits	381,441	464,073	791,051	944,776
Advertising	5,687	10,778	10,539	20,709
Office supplies, telephone and postage	30,715	41,530	49,993	68,783
Net occupancy expense	173,564	172,441	339,313	341,692
Federal insurance premiums	103,166	90,013	175,850	147,708
Data processing expenses	52,463	25,285	84,582	70,687
ATM expenses	5,349	7,327	9,502	11,109
Bank charges and fees	23,574	26,497	48,320	57,006
Insurance and surety bond premiums	19,261	17,101	33,373	33,306
Dues and subscriptions	4,587	5,066	12,183	19,124
Professional fees	63,220	58,386	125,387	106,210
Real Estate Owned expense	29,026	–	33,479	–
Other	33,591	9,877	69,160	56,050
Total non-interest expense	925,644	928,374	1,782,732	1,877,160

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	169,177	(566,790)	352,689	(503,970)

Income taxes (benefits)	66,994	(210,152)	118,730	(192,987)

NET INCOME (LOSS)	102,183	$(356,638)	233,959	$(310,983)
INCOME (LOSS) PER COMMON SHARE	$0.06	$(0.23)	$0.15	$(0.20)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)

					Unearned
			Additional		Employee Stock	Accumulated	Total
	Common Stock		Paid-in	Retained	Ownership	Other-Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Plan	Income (Loss)	Equity

Balance at March 31, 2010	1,634,725	$16,347	$6,625,801	$5,682,964	$(544,688)	$(45,548)	$11,734,876
Comprehensive income				233,959			233,959
Net income
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $(14,911)						4,048	4,048

Total comprehensive income				233,959		4,048	238,007
Balance at September 30, 2010	1,634,725	$16,347	$6,625,801	$5,916,923	$(544,688)	$(41,500)	$11,972,883

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended September 30,
	2010	2009
Cash flow from operating activities
Net Income	$233,959	$(310,983)
Adjustments to reconcile net income (loss) to net cash provided by (uses in) operating activities:
Deferred income taxes	117,430	(148,535)
Depreciation	172,206	170,037
Discount accretion net of premium amortization	(24,060)	(3,331)
Provision for loan losses	273,000	805,000
Income from bank owned life insurance	(5,699)	(5,962)
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	33,185	(10,047)
Other assets	210,140	189,461
Prepaid income taxes	(1,300)	9,610
Increase (decrease) in:
Accrued interest payable	(12,186)	(145,749)
Other liabilities	262	(105,279)
Net cash provided by operating activities	996,937	$444,222

Cash flows from investing activities
(Purchases) of securities available-for-sale	–	(195)
Proceeds of securities available for sale	6,084	–
Purchases of securities held-to-maturity	(10,642,500)	(3,500,000)
Proceeds from maturities and principal repayments of securities held-to-maturity	12,602,984	3,120,636
Purchase of investment required by law – stock in Federal Home Loan Bank	(18,500)	94,200
Net (increase) decrease in loans	554,415	(6,463,558)
Purchases of premises and equipment	(8,930)	(30,783)

Net cash provided by(used in) investing activities	2,493,553	$(6,779,700)

Cash flows from financing activities
Net increase (decrease) in deposits	(2,944,428)	10,923,362
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(67,996)	63,329
Decrease in Federal home Loan Bank Advances	–	(2,750,000)

Net cash provided by (used in) financing activities	$(3,012,424)	$8,236,691

(continued)

	Six Months Ended September 30,
	2010	2009

Net decrease in cash and cash equivalents	478,066	$1,901,213

Cash and cash equivalents, beginning of the period	4,883,669	1,716,955

Cash and cash equivalents, end of period	5,361,735	$3,618,168

Supplemental Disclosures:

Cash paid during the period for interest	1,057,243	$1,523,385

Cash paid during the period for income taxes	1,040	520

Loans transferred to foreclosed real estate during the period	405,000	487,968

Proceeds from sales of foreclosed real estate financed through loans	–	–

Total increase in unrealized gain on securities available-for-sale	$6,745	$31,019

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
September 30, 2010

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three and six month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-K for the year ended March 31, 2010.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of Delanco Federal Savings Bank’s (the “Bank”) Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower then our GAAP capital ratio by 38  basis points.

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

Federal tax years 2006 through 2009 remain subject to examination as of September 30, 2010, while tax years 2005 through 2009 remain subject to examination by state taxing jurisdictions. In the event the Bank is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
	2010	2009		2010	2009
Numerator	$102,183		$(356,638)	$233,959	$(310,983)
Denominators:
Basic shares outstanding	1,580,256		1,577,052	1,580,256	1,577,052
Effect of dilutive securities	–		–	–	–
Dilutive shares outstanding	1,580,256		1,577,052	1,580,256	1,577,052
Earnings per share:
Basic	$0.06	$	(0.23)	$0.15	$(0.20)
Dilutive	$0.06		$(0.23)	$0.15	$(0.20)

(6)	Cease and Desist Order

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

The Bank entered into a Supervisory Agreement with the OTS on December 17, 2007.  The Supervisory Agreement identified certain actions to be taken by the Bank to address, among other things, the deterioration in the commercial real estate loan portfolio, a substantial portion of which was generated in 2006 and 2007.  Although the Bank believes it took the steps necessary to comply with the Supervisory Agreement, the commercial real estate loans that were originated prior to the Supervisory Agreement have resulted in a high level of non-performing assets and charge-offs that have affected the Bank’s profitability.

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of September 30, 2010, the Bank has entered into formal forbearance agreements with eight relationships totaling $4.3 million that require current payments while the borrowers restructure their finances.

At September 30, 2010, the Bank’s tier 1 (core) capital to adjusted total assets ratio was 8.16% and its total risk-based capital to risk-weighted assets ratio was 13.30%. At September 30, 2010, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

On July 23, 2010 the Bank received a non-objection from the OTS regarding the updated business plan that it submitted under the requirements of the Order.

(7)	Recent Accounting Pronouncements

Below is a discussion of recent accounting pronouncements. Recent pronouncements not discussed below were deemed to not be applicable to the Company.

In July 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Codification Update for disclosures about the credit quality of financing receivables and the allowance for credit losses. This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposure and evaluating the adequacy of its allowance for credit losses. This update requires an entity to disclose the nature of credit risk inherent in the entity’s portfolio of financing receivables and how that risk is analyzed and assessed in arriving at the allowance for credit losses. The changes and reason for the changes in the allowance for credit losses should also be disclosed. This update also requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, the amendments in this update require an entity to disclose credit quality indicators, past due information, and modifications of its financial receivables. These improvements will help financial statement users assess an entity’s credit risk exposures and its allowance for credit losses. This update is effective for interim and annual reporting periods ending December 15, 2010. The required disclosures will be adopted by the Company for the interim period beginning December 15, 2010.

In January 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Codification Update for improving disclosures about fair value measurements. This update requires an entity to disclose, and provide the reasons for, all transfers of assets and liabilities between the Level 1 and 2 fair value categories. It also clarifies that entities should provide fair value measurement disclosures for classes of assets and liabilities which are subsets of line items within the balance sheet, if necessary. In addition, the update clarifies an entity provide disclosures about the fair value techniques and inputs for assets and liabilities classified within Level 2 or 3 categories. This update also requires entities to reconcile changes in Level 3 assets and liabilities by separately providing information about Level 3 purchases, sales, issuances and settlements on a gross basis. The majority of the new requirements are effective for interim and annual reporting periods for years beginning on or after December 15, 2009. The disclosures regarding reconciling changes in Level 3 assets and liabilities are effective for fiscal years beginning on or after December 15, 2010. The adoption of this update of this update did not materially impact the company’s current fair market value measurement disclosure.

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

•	Level 3	Level 3 inputs are unobservable inputs.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at September 30, 2010 and March 31, 2010 was as follows:

	September 30, 2010		March 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$5,362	$5,362	$4,884	$4,884
Investment securities	14,673	15,094	16,615	17,064
Loans – net	105,784	109,218	107,204	111,865
FHLB stock	225	225	207	207
Accrued interest receivable	459	459	493	493
Total financial assets	$126,503	$130,358	$129,403	$134,513

Financial Liabilities:
Deposits	$124,219	$127,273	$127,164	$128,742
Advance payments by borrowers for taxes and insurance	356	356	424	424
Accrued interest payable	33	33	46	46
Total financial liabilities	$124,608	$127,662	$127,634	$129,212

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the six months ended September 30, 2010 and 2009 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at September 30, 2010 were $137.1 million, a decrease of $2.8 million, or 2.0%, from total assets of $139.9 million at March 31, 2010. The change in the asset composition reflected a decrease in loans of $1.4 million and in investment securities of $1.9 million offset by an increase in cash and cash equivalents of $478 thousand and real estate owned by $592 thousand.

Loans. At September 30, 2010, total loans, net, were $105.8 million, or 77.1% of total assets. Overall loans decreased by $1.4 million due primarily to payoffs in commercial and multi-family real estate loans, the transfer of a $467 thousand multi-family loan to Real Estate Owned and significant amortization and line pay down in the commercial loan portfolio, offset by an increase in residential mortgage loans. Commercial and multi-family real estate loans decreased by $1.4 million, commercial loans decreased by $1.1 million and residential loans increased by $1.4 million.

Table 1: Loan Portfolio Analysis

	September 30,		March 31,
	2010		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$81,079	75.8%	$79,637	73.5%
Commercial and multi-family	22,603	21.1	23,998	22.2
Construction	337	0.3	395	0.4
Total real estate loans	104,019	97.2	104,030	96.1
Commercial loans	1,759	1.7	2,821	2.6
Consumer loans	1,190	1.1	1,419	1.3
Total loans	106,968	100.0%	108,270	100.0%
Loans in process	–		–
Net deferred loan fees	(59)		(67)
Allowance for losses	(1,125)		(999)
Loans, net	$105,784		$107,204

Non-performing Loans. Total nonperforming loans at September 30, 2010 decreased $782,000 primarily due to a decrease in nonperforming commercial loans of $1.9 million, partially offset by an increase in nonperforming residential loans of $1.1 million. The troubled debt restructurings as of March 31, 2010 of $3.8 million include $1.9 million of loans also reported in the non-accrual loan total. The total for troubled debt restructurings as of September 30, 2010 does not include loans that are reported as non-accrual loans, which total $2.0 million.

Table 2: Nonperforming Assets

	September 30,	March 31,
(Dollars in thousands)	2010	2010

Nonaccrual loans	$5,285	$6,067
Accruing loans past due 90 days or more	–	—
Total of nonaccrual and 90 days or more past due loans	5,285	6,067
Other nonperforming assets	1,005	413
Total nonperforming assets	6,290	6,480
Troubled debt restructurings	2,590	3,792
Troubled debt restructurings and total nonperforming assets	$8,880	$10,272

Total nonperforming loans to total loans	4.94%	5.60%
Total nonperforming loans to total assets	3.85	4.34
Total nonperforming assets and troubled debt restructurings to total assets	6.47	7.34

Securities. The investment securities portfolio was $14.7 million, or 10.7 % of total assets, at September 30, 2010. At that date, 56.4% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. Investment securities decreased $1.9 million, primarily due to calls of U.S government and agency securities, while mortgage backed securities decreased due to paydown of principal.

Table 3: Investment Securities

	September 30,		March 31,
	2010		2010
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
Mutual funds	250	259	$256	$258
Total available for sale	250	259	256	258

Securities held to maturity:
U.S. Government and agency securities	6,142	6,169	6,997	7,013
Mortgage-backed securities	8,281	8,666	9,363	9,793
Total held to maturity	14,423	14,835	16,360	16,806
Total	$14,673	$15,094	$16,616	$17,064

Deposits. Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits. We consider demand deposits and money market and passbook accounts to be core deposits. We do not have any brokered deposits. At September 30, 2010, core deposits were 46.2% of total deposits. Overall deposits decreased by $2.9 million as the Bank attracted core deposits and reduced higher costing time deposits. Core deposits increased for the quarter by $1.0 million while time deposits decreased by $4.0 million.

Table 4: Deposits

	September 30,		March 31,
	2010		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$3,836	3.1%	$3,941	3.1%
Interest-bearing demand deposits	12,922	10.4	9,922	7.8
Savings and money market accounts	40,644	32.7	42,510	33.4
Certificates of deposit	66,817	53.8	70,791	55.7
Total	$124,219	100.0%	$127,164	100.0%

Borrowings. In recent periods, we have occasionally used short-term FHLB advances as an additional source of liquidity. At September 30, 2010, we did not have short-term advances outstanding.

Results of Operations for the Six Months Ended September 30, 2010 and 2009

 Financial Highlights. Net income for the six months ended September 30, 2010, was $234,000 compared to a net loss of $311,000 for the six months ended September 30, 2009. The increase in net income was the result of an increase in net interest income and a decrease in non-interest expense partially offset by an increase in income taxes.

Table 5: Summary Income Statements

Six months ended September 30, (Dollars in thousands)	2010	2009	2010 v. 2009	% Change

Net interest income	$2,329	$2,083	246	11.8%
Provision for loan losses	273	805	(532)	(66.1)
Noninterest income	80	95	(15)	(15.8)
Noninterest expenses	1,783	1,877	(94)	(5.0)
Net income (loss)	234	(311)	545	175.2

Return on average equity (annualized)	4.03%	(5.36)%
Return on average assets (annualized)	0.34%	(0.46)%

Net Interest Income. Net interest income increased $246,000 to $2,329,000 for the six months ended September 30, 2010 from $2,083,000 for the six months ended September 30, 2009 driven by a decline of interest paid on deposits. Both the 32 basis point increase in our interest rate spread and the 32 basis point increase in our net interest margin reflect the improvement the Bank has made in reducing our cost of funds. The rates earned on our assets declined, resulting in a 2.5% decrease in total interest income as compared to a 24.2% decrease in total interest expense.

Average loans in the six months ended September 30, 2010 increased $63,000 or 0.1%, compared with the same period in 2009, driven by growth in residential real estate loans, which offset decreases in other segments of the loan portfolio. Average investment securities in the six months ended September 30, 2010 increased $1.7 million, or 11.6%, compared to the same period in 2009. The growth in the investment portfolio was due to the increase in U.S Government and agency securities. Declining interest rates decreased the average yield on earning assets to 5.31% for the six months ended September 30, 2010, compared with 5.55% for the same period in 2009.

Average interest-bearing deposits in the six months ended September 30, 2010 increased $3.2 million, compared with the same period in 2009 as the Bank benefited from the closing of nearby competitors and the desire of some depositors to deal with community banks rather than large banks due to negative publicity surrounding the larger banks. Declining interest rates decreased the average cost of deposits to 1.72%, compared with 2.28% for the same period in 2009.

Table 6: Analysis of Net Interest Income

Six months ended September 30, (Dollars in thousands)	2010	2009	2010 v. 2009		% Change

Components of net interest income
Loans	$3,039	$3,115	$(76)		(2.4)%
Investment securities	334	346	(12)		(3.5)
Total interest income	3,373	3,461	(88)		(2.5)
Deposits	1,045	1,363	(318)		(23.3)
Borrowings	–	15	(15)		–
Total interest expense	1,045	1,378	(333)		(24.2)
Net interest income	2,329	2,083	246		11.8
Average yields and rates paid
Interest-earning assets	5.31%	5.55%	(.24	)bp
Interest-bearing liabilities	1.72	2.28	(.56)
Interest rate spread	3.59	3.27	.32
Net interest margin	3.66	3.34	.32
Average balances
Loans	$106,373	$106,310	$63		0.1%
Investment securities	15,940	14,285	1,655		11.6
Other earning assets	4,815	4,207	608		14.5
Interest-bearing deposits	121,461	118,285	3,176		2.7
Borrowings	–	1,776	(1,776)		–

 Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. Provisions for loan losses were $273,000 in the six months ended September 30, 2010 compared to $805,000 in the six months ended September 30, 2009. We had $148,000 in charge-offs in the six months ended September 30, 2010, compared to $997,000 in charge-offs in the same prior year period.

Table 7: Analysis of Loan Loss Experience

Six months ended September 30, (Dollars in thousands)	2010	2009

Allowance at beginning of period	$999	$1,547
Provision for loan losses	273	805
Total charge-offs	(148)	(997)
Recoveries	1	1
Net charge-offs	(147)	(996)
Allowance at end of period	$1,125	$1,356

Allowance to nonperforming loans	21.3%	14.5%
Allowance to total loans outstanding at the end of the period	1.1	1.2
Net charge-offs (recoveries) to average loans outstanding during the period	0.14	0.94

Non-Interest Income. Noninterest income decreased in the six months ended September 30, 2010 compared to the same period in the prior year primarily as a result of a change in ATM fee recognition. Due to the conversion and the new service provider, the fee income previously recorded is now netted against the expense incurred.

Table 8: Noninterest Income Summary

Six months ended September 30, (Dollars in thousands)	2010	2009	$ Change	% Change

Income from bank-owned life insurance	$6	$6	$–	–%
Service charges	64	$70	(6)	(8.6)
Rental income	4	–	4	–
Other	6	19	(13)	(68.4)
Total	80	$95	(15)	(15.8)

Non-Interest Expenses. Noninterest expenses declined in the six months ended September 30, 2010 by $94,000 over the same period in the prior year through decreases in most expense categories, but primarily in salaries and benefits, partially offset by increases in FDIC insurance premiums, real estate owned expense and professional fees incurred in our loan workout/recoveries.

Table 9: Noninterest Expense Summary

Six months ended September 30, (Dollars in thousands)	2010	2009	$ Change	% Change

Salaries and employee benefits	$791	$944	$(153)	(16.2)%
Advertising	11	21	(10)	(47.6)
Office supplies, telephone and postage	50	69	(19)	(27.5)
Net occupancy expense	339	342	(3)	(0.9)
Federal insurance premiums	176	148	28	18.9
Data processing expenses	85	71	14	19.7
ATM expenses	10	11	(1)	(9.1)
Bank charges and fees	48	57	(9)	(15.8)
Insurance and surety bond premiums	33	33	–	–
Dues and subscriptions	12	19	(7)	(36.8)
Professional fees	125	106	19	17.9
Real estate owned expense	34	–	34	–
Other	69	56	13	23.2
Total	$1,783	$1,877	(94)	(5.0)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $5.4 million. In addition, at September 30, 2010, we had arrangements to borrow up to $7.3 million from the Federal Home Loan Bank of New York. On September 30, 2010, we had no outstanding borrowings.

At September 30, 2010, substantially all of our investment securities were classified as held to maturity.  We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity.   We anticipate that a portion of future investments may be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At September 30, 2010 we had outstanding loan commitments of $2.0 million. In addition, we had $6.1 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2010 totaled $43.5 million, or 65.1% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2010, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the six months ended September 30, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Subsequent Event

On October 1, 2010 Delanco received a payment of $104 thousand dollars from one relationship that represented all of the back interest due on the $912 thousand loan relationship as well as late charges due. As a result of these loans being brought current, they are no longer classified as non-performing.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 and as set forth under Part II, Item 1A. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which could materially and adversely affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

DELANCO BANCORP, INC.

Dated: November 9, 2010	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive
Officer

Dated: November 9, 2010	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer