Form 10-Q
period 2010-12-31
Delanco Bancorp, Inc
filed 2011-02-11
CIK 1382413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
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
Yes ☐    No ☒

As of February 11, 2010 there were 1,634,725 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	December 31, 2010	March 31, 2010
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$614,985	$674,788
Interest-bearing deposits	3,748,554	4,208,881
Total cash and cash equivalents	4,363,539	4,883,669
Investment securities:
Securities held-to-maturity (fair value of $15,847,047 (unaudited) and $16,806,099 at December 31, 2010 and March 31, 2010, respectively)	15,835,546	16,359,598
Securities available-for-sale (amortized cost of $251,985 and $255,699 at December 31, 2010 and March 31, 2010, respectively)	251,985	258,163
Total investment securities	16,087,531	16,617,761
Loans, net of allowance for loan losses of $1,267,435 at December 31, 2010 (unaudited), $998,526 at March 31, 2010	104,290,409	107,204,042
Accrued interest receivable	456,349	492,682
Premises and equipment, net	7,482,834	7,723,970
Investment required by law-stock in Federal Home Loan Bank, at cost	225,200	206,700
Deferred income taxes	801,700	1,029,028
Bank owned life insurance	141,703	136,004
Prepaid and refundable income taxes	12,732	11,822
Real estate owned	955,221	412,969
Other assets	909,192	1,203,676
Total assets	$135,726,410	$139,922,323
LIABILITIES
Deposits
Non-interest bearing deposits	$4,200,390	$3,940,884
Interest bearing deposits	118,460,230	123,222,698
Total deposits	122,660,620	127,163,582
Accrued interest payable	11,673	45,580
Advance payments by borrowers for taxes and insurance	379,334	424,291
Other liabilities	568,675	553,994
Total liabilities	123,620,302	128,187,447

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized; no shares issued	─	
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding	16,347	16,347
Additional paid-in capital	6,625,801	6,625,801
Retained earnings, substantially restricted	6,055,675	5,682,964
Unearned common stock held by employee stock ownership plan	(544,688)	(544,688)
Accumulated other comprehensive (Loss)	(47,027)	(45,548)
Total stockholder’s equity	12,106,108	11,734,876
Total liabilities and stockholders’ equity	$135,726,410	$139,922,323

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
INTEREST INCOME
Loans	$1,596,012	$1,584,559	$4,635,336	$4,699,895
Investment securities	154,986	173,300	489,283	518,914
Total interest income	1,750,998	1,757,859	5,124,619	5,218,809

INTEREST EXPENSE
Interest-bearing checking accounts	21,115	25,909	67,013	79,274
Passbook and money market accounts	75,293	126,646	273,989	396,481
Certificates of deposits	351,054	507,465	1,151,517	1,546,665
Federal Home Loan Bank Advances	─	4,440	─	19,676
Total interest expense	447,462	664,460	1,492,519	2,042,096
Net interest income	1,303,536	1,093,399	3,632,100	3,176,713
Provision for loan losses	125,000	110,000	398,000	915,000
Net interest income after provision for loan losses	1,178,536	983,399	3,234,100	2,261,713

NON-INTEREST INCOME
Gain on sale of investment	─	15,053	─	15,053
Income from bank-owned life insurance	─	─	5,699	5,962
Service charges	37,846	31,025	102,340	100,756
Rental income	266	583	3,883	583
Other	3,473	628	9,520	19,811
Total non-interest income	41,585	47,289	121,442	142,165
NON-INTEREST EXPENSE
Salaries and employee benefits	385,364	396,689	1,176,415	1,341,465
Advertising	8,153	7,472	18,692	28,181
Office supplies, telephone and postage	21,355	21,773	71,348	90,556
Net occupancy expense	181,830	174,960	521,143	516,652
Real estate owned loss reserve	50,000	50,000	50,000	50,000
Federal insurance premiums	103,147	69,595	278,997	217,303
Data processing expenses	58,328	31,307	142,910	101,994
ATM expenses	6,401	6,669	15,903	17,778
Bank charges and fees	21,758	22,993	70,078	79,999
Insurance and surety bond premiums	16,595	17,112	49,968	50,418
Dues and subscriptions	8,274	6,715	20,457	25,839
Professional fees	53,167	31,786	178,554	137,996
Real estate owned expense	12,523	9,427	46,002	9,427
Other	42,681	43,315	111,841	99,365
Total non-interest expense	969,576	889,813	2,752,308	2,766,973

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	250,545	140,875	603,234	(363,095)

Income taxes (benefits)	111,793	11,937	230,523	(181,050)

NET INCOME (LOSS)	138,752	$128,938	372,711	$(182,045)
INCOME (LOSS) PER COMMON SHARE	$0.09	$0.08	$0.24	$(0.12)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional		Unearned Employee Stock	Accumulated Other-	Total
	Shares	Amount	Paid-in Capital	Retained Earnings	Ownership Plan	Comprehensive Income (Loss)	Stockholders’ Equity

Balance at March 31, 2010	1,634,725	$16,347	$6,625,801	$5,682,964	$(544,688)	$(45,548)	$11,734,876
Net income				372,711			372,711
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $985
						(1,479)	(1,479)
Total comprehensive income				372,711		(1,479)	371,232
Balance at December 31, 2010	1,634,725	$16,347	$6,625,801	$6,055,675	$(544,688)	$(47,027)	$12,106,108

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2010	2009
Cash flow from operating activities
Net Income (Loss)	372,711		$(182,045)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	228,313		(150,120)
Depreciation	175,291		256,003
Discount accretion net of premium amortization	(43,110)		(5,464)
Provision for loan losses	398,000		915,000
Income from bank owned life insurance	(5,699)		(5,962)
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	36,333		9,033
Other assets	294,484		(705,863)
Prepaid and refundable income taxes	(910)		561,621
Increase (decrease) in:
Accrued interest payable	(33,907)		(171,285)
Other liabilities	14,680		(132,368)
Net cash provided by (used in) operating activities	1,436,186		$388,550

Cash flows from investing activities
Purchases of securities available-for-sale	3,714		(15,330)
Purchases of securities held-to-maturity	(12,390,487)		(4,000,000)
Proceeds from maturities and principal repayments of securities held-to-maturity	12,957,650		5,424,389
(Purchase), sale of investment required by law – stock in Federal Home Loan Bank	(18,500)		139,200
Net increase in loans	1,973,381		(5,941,252)
Purchases of premises and equipment	65,845		(37,903)
Net cash (used in) investing activities	2,591,603	$	(4,430,896)

Cash flows from financing activities
Net increase (decrease) in deposits	(4,502,962)		12,672,049
Net increase in advance payments by borrowers for taxes and insurance	(44,957)		41,316
Increase (decrease) in Federal Home Loan Bank Advances	─		(3,750,000)
Net cash provided by (used in) financing activities	$(4,547,919)		$8,963,365

(continued)

	Nine Months Ended December 31,
	2010		2009

Net decrease in cash and cash equivalents		$(520,130)		$4,921,019

Cash and cash equivalents, beginning of the period		4,883,669		1,716,955

Cash and cash equivalents, end of period		$4,363,539		$6,637,974

Supplemental Disclosures:

Cash paid during the period for interest		$1,504,192		$2,193,705

Cash paid during the period for income taxes		$1,560		$520

Loans transferred to foreclosed real estate during the period		$405,000		$487,968

Proceeds from sales of foreclosed real estate financed through loans	$	─	$	─

Net change in unrealized gain on securities available-for-sale net of tax		$(1,478)		$13,635

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
December 31, 2010

 (1)           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP).  However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three and nine month periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-K for the year ended March 31, 2010.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of Delanco Federal Savings Bank’s (the “Bank”) Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 28 basis points.

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

Federal tax years 2007 through 2009 remain subject to examination as of December 31, 2010, while tax years 2007 through 2009 remain subject to examination by state taxing jurisdictions. In the event the Bank is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Numerator	$138,752	$128,938	$372,711	$(182,045)
Denominators:
Basic shares outstanding	1,580,256	1,577,052	1,580,256	1,577,052
Effect of dilutive securities	─	─	─	─
Dilutive shares outstanding	1,580,256	1,577,052	1,580,256	1,577,052
Earnings per share:
Basic	$0.09	$0.08	$0.24	$(0.12)
Dilutive	$0.09	$0.08	$0.24	$(0.12)

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

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of December 31, 2010, the Bank has entered into formal forbearance agreements with nine relationships totaling $4.5 million that require current payments while the borrowers restructure their finances.

At December 31, 2010, the Bank’s tier 1 (core) capital to adjusted total assets ratio was 8.42% and its total risk-based capital to risk-weighted assets ratio was 13.90%. At December 31, 2010, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

On July 23, 2010 the Bank received a non-objection from the OTS regarding the updated business plan that it submitted under the requirements of the Order.

(7)           Recent Accounting Pronouncements

Below is a discussion of recent accounting pronouncements.  Recent pronouncements not discussed below were deemed to not be applicable to the Company.

In July 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Codification Update for disclosures about the credit quality of financing receivables and the allowance for credit losses. This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposure and evaluating the adequacy of its allowance for credit losses. This update requires an entity to disclose the nature of credit risk inherent in the entity’s portfolio of financing receivables and how that risk is analyzed and assessed in arriving at the allowance for credit losses. The changes and reason for the changes in the allowance for credit losses should also be disclosed. This update also requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, the amendments in this update require an entity to disclose credit quality indicators, past due information, and modifications of its financial receivables. These improvements will help financial statement users assess an entity’s credit risk exposures and its allowance for credit losses. This update is effective for interim and annual reporting periods ending December 15, 2010. The required disclosures have been adopted by the Company for the interim period beginning December 15, 2010

In January 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Codification Update for improving disclosures about fair value measurements. This update requires an entity to disclose, and provide the reasons for, all transfers of assets and liabilities between the Level 1 and 2 fair value categories. It also clarifies that entities should provide fair value measurement disclosures for classes of assets and liabilities which are subsets of line items within the balance sheet, if necessary. In addition, the update clarifies an entity provide disclosures about the fair value techniques and inputs for assets and liabilities classified within Level 2 or 3 categories.  This update also requires entities to reconcile changes in Level 3 assets and liabilities by separately providing information about Level 3 purchases, sales, issuances and settlements on a gross basis. The majority of the new requirements are effective for interim and annual reporting periods for years beginning on or after December 15, 2009. The disclosures regarding reconciling changes in Level 3 assets and liabilities are effective for fiscal years beginning on or after December 15, 2010. The adoption of this update of this update did not materially impact the company’s current fair market value measurement disclosure.

(7)           Fair Value of Financial Instruments

On April 1, 2010 the Bank adopted ASC Topic 820-10, “Fair Value Measurements and Disclosures”.  ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements.  ASC Topic 820 does not require any new fair value measurements.  The adoption of ASC Topic 820-10 did not have a material impact on the consolidated financial statements.

In conjunction with the adoption of ASC Topic 820, the Bank also adopted the guidance of ASC Paragraphs 820-10-50-8A, 55-23A and 55-23B on April 1, 2009.  This guidance defers its effective date of AS Topic 820 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2009, or April 1, 2010 for the Company.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

●	Level 1	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

●	Level 2	Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.

●	Level 3	Level 3 inputs are unobservable inputs.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at December 31, 2010 and March 31, 2010 was as follows:

	December 31, 2010		March 31, 2010

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$4,364	$4,364	$4,884	$4,884
Investment securities	16,088	16,099	16,616	17,064
Loans – net	104,290	108,177	107,204	111,865
FHLB stock	225	225	207	207
Accrued interest receivable	456	456	493	493

Total financial assets	$125,423	$129,321	$129,404	$134,513

Financial Liabilities:
Deposits	$122,661	$126,279	$127,164	$128,742
Advance payments by borrowers for taxes and insurance	379	379	424	424
Accrued interest payable	12	12	46	46
Total financial liabilities	$123,052	$126,670	$127,634	$129,212

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the nine months ended December 31, 2010 and 2009 is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview.  Total assets at December 31, 2010 were $135.7 million, a decrease of $4.2 million, or 3.0%, from total assets of $139.9 million at March 31, 2010.  The change in the asset composition reflected a decrease in loans of $2.9 million, and a decrease in each of investment securities and cash and cash equivalents of $500,000.

Loans.  At December 31, 2010, total loans, net, were $104.3 million, or 76.8% of total assets.  Overall  loans decreased by $2.9 million due primarily to pay-offs in commercial and multi-family real estate loans.  Commercial and multi-family real estate loans decreased by $2.0 million, commercial loans decreased by $300,000 and residential loans increased by $800,000.

Table 1: Loan Portfolio Analysis
	December 31,		March 31,
	2010		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$80,394	76.1%	$79,637	73.5%
Commercial and multi-family	21,998	20.8	23,998	22.2
Construction	376	0.4	395	0.4
Total real estate loans	102,768	97.3	104,030	96.1
Commercial loans	1,771	1.7	2,821	2.6
Consumer loans	1,093	1.0	1,419	1.3
Total loans	105,632	100.0%	108,270	100.0%
Loans in process	─		─
Net deferred loan fees	(75)		(67)
Allowance for losses	(1,267)		(999)
Loans, net	$104,290		$107,204

Nonperforming Loans. Total nonperforming loans at December 31, 2010 decreased $1.5 million primarily due to a decrease in nonperforming commercial loans of $2.6 million, partially offset by an increase in nonperforming residential loans of $1.1 million.  The troubled debt restructurings as of March 31, 2010 of $3.8 million include $1.9 million of loans also reported in the non-accrual loan total.  The total for troubled debt restructurings as of December 31, 2010 does not include loans that are reported as non-accrual loans, which total $3.0 million.

Table 2: Nonperforming Assets
	December 31,	March 31,
(Dollars in thousands)	2010	2010
Nonaccrual loans	$4,573	$6,067
Accruing loans past due 90 days or more	─	—
Total of nonaccrual and 90 days or more past due loans	4,573	6,067
Real estate owned	955	413
Other non performing asset	3	─
Total nonperforming assets	5,531	6,480
Troubled debt restructurings	2,968	3,792
Troubled debt restructurings and total nonperforming assets	$8,499	$10,272

Total nonperforming loans to total loans	4.33%	5.60%
Total nonperforming loans to total assets	3.37	4.34
Total nonperforming assets and troubled debt restructurings to total assets	6.26	7.34

Securities.  The investment securities portfolio was $16.1 million, or 11.9% of total assets, at December 31, 2010.  At that date 49.4% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. The portfolio decrease was due to the pay down of principal on mortgage backed securities.

Table 3: Investment Securities
	December 31,		March 31,
	2010		2010
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Mutual funds	$252	252	$256	$258
Total available for sale	252	252	256	258

Securities held to maturity:
U.S. Government and agency securities	7,890	7,657	6,997	7,013
Mortgage-backed securities	7,946	8,190	9,363	9,793
Total held to maturity	15,836	15,847	16,360	16,806
Total	$16,088	$16,099	$16,616	$17,064

Deposits.  Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits.  We consider demand deposits and money market and passbook accounts to be core deposits.  We do not have any brokered deposits. At December 31, 2010, core deposits were 47% of total deposits.  Overall deposits decreased by $4.5 million as the Bank attracted core deposits and reduced higher costing deposits.  Core deposits increased for the quarter by $297,000 while time deposits decreased by $1.9 million.

Table 4: Deposits
	December 31,		March 31,
	2010		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$4,200	3.4%	$3,941	3.1%
Interest-bearing demand deposits	13,113	10.7	9,922	7.8
Savings and money market accounts	40,386	32.9	42,510	33.4
Certificates of deposit	64,961	53.0	70,791	55.7
Total	$122,660	100.0%	$127,164	100.0%

Borrowings.  In recent periods, we have occasionally used short-term FHLB advances as an additional source of liquidity.  At December 31, 2010, we had no short-term advances outstanding.

Results of Operations for the Nine Months Ended December 31, 2010 and 2009

 Financial Highlights. . Net income for the nine months ended December 31, 2010, was $372,711 compared to a net loss of $182,045 for the nine months ended December 31, 2009. The increase in net income was the result of an increase in net interest income and a decrease in non-interest expense partially offset by an increase in income taxes.

Table 5: Summary Income Statements
Nine months ended December 31, (Dollars in thousands)	2010	2009	2010 v. 2009	% Change
Net interest income	$3,632	$3,177	455	14.3%
Provision for loan losses	398	915	(517)	(56.5)
Noninterest income	121	142	(21)	(14.8)
Noninterest expenses	2,752	2,767	(15)	(0.5)
Net income	373	(182)	555	304.9
Return on average equity (annualized)	4.15%	(2.11)%
Return on average assets (annualized)	0.36%	(0.18)%

Net Interest Income.  Net interest income increased $455,000 to $3.6 million for the nine months ended December 31, 2010 from $3.2 million for the nine months ended December 31, 2009 driven by a decline of interest paid on deposits. Both the 51 basis point increase in our interest rate spread and the 51 basis point increase in our net interest margin reflect the improvement the Bank has made in reducing our cost of funds.  The rates earned on our assets declined, resulting in a 1.8% decrease in total interest income as compared to a 26.9% decrease in total interest expense.

Average loans in the nine months ended December 31, 2010 decreased $2.7 million or 2.5%, compared with the same period in 2009, driven by pay-offs in commercial loans and offset by growth in the residential real estate loan  portfolio.
Average investment securities in the nine months ended December 31, 2010 increased $1.2 million, or 8.6%, compared to the same period in 2009. The growth in the investment portfolio was due to the increase in U.S. Government and agency securities. Declining interest rates decreased the average yield on earning assets to 5.4% for the nine months ended December 31, 2010, compared with 5.45% for the same period in 2009.

Average interest-bearing deposits in the nine months ended December 31, 2010 remained relatively stable, increasing $89,000, compared with the same period in 2009.

Table 6: Analysis of Net Interest Income
Nine months ended December 31, (Dollars in thousands)	2010	2009	2010 v. 2009		% Change
Components of net interest income
Loans	$4,635	$4,700	$(65)		(1.4)%
Investment securities	489	519	(30)		(5.8)
Total interest income	5,124	5,219	(95)		(1.8)
Deposits	1,492	2,022	(530)		(26.2)
Borrowings	─	20	(20)		(100.0)
Total interest expense	1,492	2,042	(550)		(26.9)
Net interest income	3,632	3,177	455		14.3

Average yields and rates paid
Interest-earning assets	5.40%	5.45%	(5	)bp
Interest-bearing liabilities	1.65	2.21	(56)
Interest rate spread	3.75	3.24	51
Net interest margin	3.83	3.32	51
Average balances
Loans	$105,993	$108,731	$(2,738)		(2.5)%
Investment securities	15,484	14,263	1,221		8.6
Other earning assets	5,090	4,649	441		9.5
Interest-bearing deposits	120,923	120,834	89		0.1
Borrowings	─	1,458	(1,458)		(100.0)

 Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $398,000 in the nine months ended December 31, 2010 compared to $915,000 in the nine months ended December 31, 2009.  We had $130,000 in net charge-offs in the nine months ended December 31, 2010, compared to $1.1 million in net charge-offs in the same prior year period.

Table 7: Analysis of Loan Loss Experience
Nine months ended December 31, (Dollars in thousands)	2010	2009
Allowance at beginning of period	$999	$1,547
Provision for loan losses	398	915
Total charge-offs	(156)	(1,115)
Recoveries	26	28
Net charge-offs	(130)	(1,087)
Allowance at end of period	$1,267	$1,375

Allowance to nonperforming loans	27.71%	15.84%
Allowance to total loans outstanding at the end of the period	1.20	1.25
Net charge-offs (recoveries) to average loans outstanding during the period	0.12	1.00

Non-Interest Income.  Noninterest income decreased in the nine months ended December 31, 2010 compared to the same period in the prior year as we did not recognize a gain on the sale of investment securities. Rental income was received on our Cinnaminson rental space.

Table 8: Noninterest Income Summary
Nine months ended December 31, (Dollars in thousands)	2010		2009	$ Change	% Change

Gain on sale of investment securities	$	─	$15	(15)	(100.0%)
Income from bank-owned life insurance		6	6	─	─
Service charges		102	101	1	0.1
Rental income		4	─	4	─
Other		9	20	(11)	(55.0)
Total		$121	$142	(21)	(14.8)

Non-Interest Expenses.  Noninterest expenses declined in the nine months ended December 31, 2010 by $15,000 over the same period in the prior year through decreases in most expense categories, but primarily in salaries and benefits, partially offset by increases in FDIC insurance premiums, real estate owned expense and professional fees incurred in our loan workout/recoveries.

Table 9: Noninterest Expense Summary
Nine months ended December 31, (Dollars in thousands)	2010	2009	$ Change	% Change
Salaries and employee benefits	$1,176	$1,341	$(165)	(12.3)%
Advertising	19	28	(9)	(32.1)
Office supplies, telephone and postage	71	91	(20)	(22.0)
Net occupancy expense	521	517	4	0.8
Real estate owned reserve	50	50	─	─
Federal insurance premiums	279	217	62	28.6
Data processing expenses	143	102	41	40.2
ATM expenses	16	18	(2)	(11.1)
Bank charges and fees	70	80	(10)	(12.5)
Insurance and surety bond premiums	50	50	─	─
Dues and subscriptions	20	26	(6)	(23.1)
Professional fees	179	138	41	29.7
Real estate owned expense	46	9	37	411.1
Other	112	100	12	12.0
Total	$2,752	$2,767	(15)	(0.5)

Liquidity and Capital Management

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of New York and Atlantic Central Banker’s Bank.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2010, cash and cash equivalents totaled $4.4 million.  In addition, at December 31, 2010, we had arrangements to borrow up to $7.4 million from the Federal Home Loan Bank of New York and $1.0 million from Atlantic Central Banker’s Bank.  On December 31, 2010, we had no outstanding borrowings.

At December 31, 2010, substantially all of our investment securities were classified as held to maturity.  We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity.   We anticipate that a portion of future investments may be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations.  At December 31, 2010 we had outstanding loan commitments of $1.0 million.  In addition, we had $5.5 million in unused lines of credit.  Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of December 31, 2010 totaled $44.3 million, or 66.3% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2010, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the nine months ended December 31, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

DELANCO BANCORP, INC.

Dated: February 11, 2011	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

Dated: February 11, 2011	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer