Form 10-K
period 2011-03-31
Delanco Bancorp, Inc
filed 2011-06-29
CIK 1382413

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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
Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2010 was approximately $5.7 million.

The number of shares outstanding of the registrant’s common stock as of June 30, 2011 was 1,634,725.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

General

           Delanco Bancorp, Inc. was organized in 2002 as a federal corporation at the direction of Delanco Federal Savings Bank, in connection with the reorganization of the Bank from the mutual form of organization to the mutual holding company form of organization.  On March 30, 2007, Delanco Bancorp completed a minority stock offering.

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

Competition

           We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies.  Several large holding companies operate banks in our market area, including Bank of America, Wells Fargo & Company (formerly known as Wachovia), TD Bank and PNC Bank.  These institutions are significantly larger than us and, therefore, have significantly greater resources.  We also face competition for customers’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2010, which is the most recent date for which data is available from the FDIC, we held 1.58% of the deposits in Burlington County, New Jersey.

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

Lending Activities

           One- to Four-Family Residential Loans.  We offer three types of residential mortgage loans:  fixed-rate loans, balloon loans and adjustable-rate loans.  We offer fixed-rate mortgage loans with terms of 15, 20 or 30 years and balloon mortgage loans with terms of five, ten or 15 years.  We offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one or three years.  Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one year U.S. Treasury index.  The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6.0% over the initial interest rate of the loan.  We generally retain all of the mortgage loans that we originate, although from time to time we have sold some of the 30-year, fixed-rate mortgage loans that we originated.  If we choose to sell any mortgages in the future, it would be with the servicing of the loans retained by the Bank.

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

Construction Loans. We originate loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. We also make construction loans for small commercial development projects. Our construction loans generally provide for the payment of interest only during the construction phase, which are usually nine months for residential properties and 12 months for commercial properties.  Loans generally can be made with a maximum loan to value ratio of 90% on residential construction and 80% on commercial construction, based on appraised value as if complete.  Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

           Commercial and Multi-Family Real Estate Loans. We offer fixed- and adjustable-rate mortgage loans secured by a variety of commercial and multi-family real estate, such as small office buildings, warehouses, retail properties and small apartment buildings.  We originate a variety of fixed- and adjustable-rate commercial real estate and multi-family real estate loans generally for terms up to 5-7 years and payments based on an amortization schedule of up to 25 years.  Adjustable-rate loans are typically based on the Prime Rate.  Loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value.

           On March 17, 2010, Delanco Federal Savings Bank consented to the issuance of a Cease and Desist Order (the “Order”) promulgated by the OTS.  The Order imposes certain restrictions on the operations of the Bank, including limiting the Bank’s ability to engage in commercial lending, including construction loans to builders for residential and commercial properties, without prior written non-objection from the OTS.  See “Regulation and Supervision-Cease and Desist Order” for a detailed description of the Order.

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

           From time to time, we will purchase participations in loans from the Thrift Institutions Community Investment Corporation of New Jersey to supplement our lending portfolio. Loan participations totaled $1.1 million at March 31, 2011.  Loan participations are also subject to the same credit analysis and loan approvals as loans we originate.  We are permitted to review all of the documentation relating to any loan in which we participate.  However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

In the past, we have sold some of the 30-year fixed rate loans that we originated to the Federal Home Loan Bank of New York for interest risk management purposes.  In recent periods we have retained all of the loans that we have originated.  We may sell loans from time to time in the future to help manage our asset/liability mix and limit our interest rate risk.  It would be the intent of the Bank to retain the servicing on any loans sold.

           Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management.  The board of directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure.  All loans over $500,000 must be approved by the loan committee of the board of directors or the full board, depending on the size.

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves.  At March 31, 2011, our regulatory limit on loans to one borrower was $2.0 million.  At that date, our largest lending relationship was $1.2 million and was secured by residential investment real estate.  This loan was performing in accordance with its modified terms at March 31, 2011.

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

           At March 31, 2011, our investment portfolio totaled $15.9 million, or 11.7% of total assets, and consisted primarily of mortgage-backed securities and debt securities of government sponsored enterprises.

           Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return.  Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy.  The Asset/Liability Committee is responsible for implementation of the investment policy and monitoring our investment performance. Our board of directors reviews the status of our investment portfolio on a monthly basis, or more frequently if warranted.

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

           Borrowings.  We have the ability to utilize advances from the Federal Home Loan Bank of New York, Atlantic Central Bankers Bank and The Federal Reserve Bank of Philadelphia to supplement our investable funds.  The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.  Atlantic Central Bankers Bank provides correspondent banking services, both credit and non credit, to financial institutions in the Mid-Atlantic region.  As a member, we are required to own capital stock in Atlantic Central Bankers Bank and are authorized to apply for advances under an unsecured line of credit.  The Federal Reserve Bank of Philadelphia functions as a central reserve bank providing credit for member financial institutions.  We are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.

Personnel

           As of March 31, 2011, we had 26 full-time equivalent employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act’) made extensive changes in the regulation of federal savings banks such the Bank.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be eliminated.  Responsibility for the supervision and regulation of federal savings banks will be transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks.  The Office of the Comptroller of the Currency will assume responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions will take place over a transition period of up to one year from the enactment date of July 21, 2010 (subject to a possible six month extension).  Over the same transition period, responsibility for the regulation and supervision of savings and loan holding companies, such as the Company and Delanco MHC will be transferred to the Federal Reserve Board, which currently supervises bank holding companies.  Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

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

           The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of March 31, 2011, the Bank has entered into formal forbearance agreements with seven relationships totaling $3.3 million that require current payments while the borrowers restructure their finances.

           At March 31, 2011, the Bank’s tier 1 (core) capital to adjusted total assets ratio was 8.67% and its total risk-based capital to risk-weighted assets ratio was 14.52%.  At March 31, 2011, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

           On July 23, 2010, the Bank received a non-objection from the OTS regarding the updated business plan that it submitted under the requirements of the Order.

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

           The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At March 31, 2011, Delanco Federal Savings Bank met each of these capital requirements.

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

           Limitation on Capital Distributions.  Federal regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger.  Under the regulations, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS.  If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like Delanco Federal Savings Bank, it is a subsidiary of a holding company.  If Delanco Federal Savings Bank’s capital were ever to fall below its regulatory requirements or the OTS notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted.  In addition, the OTS could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

           Qualified Thrift Lender Test.  Federal law requires savings institutions to meet a qualified thrift lender test.  Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less:  (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.  Education loans, credit card loans and small business loans may be considered “qualified thrift investments.”  A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions.  The Dodd-Frank Act made noncompliance with the Qualified Thrift Lender Test potentially subject to agency enforcement action for a violation of law. As of March 31, 2011, Delanco Federal Savings Bank maintained 92.11% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Insurance of Deposit Accounts.  Delanco Federal Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2010, assessment rates range from seven to 77-1/2 basis points.  The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

           The Dodd-Frank Act requires the FDIC to amend its procedures to base assessments on total assets less tangible equity rather than deposits.  On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act.  Initially, the base assessment rates will range from 2.5 to 45 basis points.  The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones.

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

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts. That coverage was made permanent by the Dodd-Frank Act.  In addition, the Federal Deposit Insurance Corporation adopted an optional Transaction Account Guarantee Program under which, for a fee, noninterest bearing transaction accounts receive unlimited insurance coverage until December 31, 2010. Delanco Federal Savings Bank does not participate in the Transaction Account Guarantee Program. The Dodd-Frank Act adopted unlimited coverage for certain non-interest bearing transactions accounts for January 1, 2011 through December 31, 2012, with no opt out option.

           In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the calendar year ending December 31, 2010 averaged 1.045 basis points of assessable deposits.

           The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Delanco Federal Savings Bank. Management cannot predict what insurance assessment rates will be in the future.

           Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. The management of Delanco Federal Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

           Federal Home Loan Bank System.  Delanco Federal Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  Delanco Federal Savings Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  Delanco Federal Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2011 of $275,000.

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

The Dodd-Frank Act regulatory restructuring transfers to the Federal Reserve Board the responsibility for regulating and supervising savings and loan holding companies.

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

           Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or its holding company, without prior written approval of the OTS.  Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation.  In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  That will eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital.  Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Waivers of Dividends.  The Company must notify the OTS if it proposes to waive receipt of dividends from its stock subsidiary.  The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.  Recently, OTS has added the requirements that, in order to receive approval of a dividend waiver, the applicant must have at least $50,000 in liquid assets.  The OTS will not consider the amount of dividends waived by the mutual holding company in determining an appropriate exchange ratio in the event of a full conversion to stock form.  We anticipate that Delanco MHC will seek to waive dividends that Delanco Bancorp may pay, if any.

Conversion of Delanco MHC to Stock Form.  OTS regulations permit Delanco MHC to convert from the mutual form of organization to the capital stock form of organization.  There can be no assurance when, if ever, a conversion transaction will occur, and the Board of Directors has no current intention or plan to undertake a conversion transaction.  In a conversion transaction a new holding company would be formed as the successor to Delanco Bancorp, Delanco MHC’s corporate existence would end, and certain depositors of Delanco Federal Savings Bank would receive the right to subscribe for additional shares of the new holding company.  In a conversion transaction, each share of common stock held by stockholders other than Delanco MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures stockholders other than Delanco MHC own the same percentage of common stock in the new holding company as they owned in Delanco Bancorp immediately before conversion.  The total number of shares held by stockholders other than Delanco MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

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

           While we have made progress in reducing our non-performing loans and the number of restructured debts, we continue to have an elevated level of classified assets.  As we work through the resolution of these assets, the continued economic problems that exist in the financial markets could have a negative impact on the Company.

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

           A failure to comply with the Order could result in the initiation of further enforcement actions by the OTS, including the imposition of civil monetary penalties.  The Order has resulted in additional regulatory compliance expense for the Company.  A detailed description of the Order can found at “Regulation and Supervision—Cease and Desist Order.”

If we do not rent the excess office space in our Cinnaminson branch building, it will negatively impact earnings.

           Our Cinnaminson branch was designed and built to have rental units for third party tenants.  Our inability to rent all of those units will necessitate that the Bank cover some or all of the operating expenses for the building without the rental income to offset those expenses, thus having a negative impact on our earnings.  Currently, two of the rental units are vacant.

Our previous emphasis on commercial lending may expose us to increased lending risks.

           At March 31, 2011 $23.6 million or 22.4% of our loan portfolio consisted of commercial and multi-family real estate loans and commercial business loans, down from $26.8 million at March 31, 2010.  These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property or a business.  These types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for potential losses.  While the Bank has been restricted from making new commercial loans in the past year, the existing commercial loan portfolio contains potential risks.  Even though the Bank has been working on collecting the money owed on non-performing loans by either collection efforts or the repossession of collateral and/or foreclosure of real estate, there is no guaranty that the Bank will receive the full amount due and that the existing loan loss allowance will be sufficient to cover the losses.  See “Regulation and Supervision—Cease and Desist Order” for further information on certain restrictions regarding our ability to engage in commercial lending.

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

Recently enacted regulatory reform may have a material impact on the Company’s operations.

On July 21, 2010, the President signed into law the Dodd-Frank Act.  The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the OTS, which currently regulates the Bank, will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies, including the Company, will be regulated by the Board of Governors of the Federal Reserve System.  Also included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well and State Attorneys General will have greater authority to bring a suit against a federally chartered institution, such as the Bank, for violations of certain state and federal consumer protection laws.  The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth.  The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic crisis.  The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations.  Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the FDIC’s prompt corrective action regulations.  If the Company or the Bank were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on their ability to execute their business plans, as well as their ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in their operations.

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

           We face intense competition in making loans, attracting deposits and hiring and retaining experienced employees.  This competition has made it more difficult for us to make new loans and attract deposits.  Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which reduces our net interest income.  Competition also makes it more difficult and costly to attract and retain qualified employees.  At June 30, 2010, which is the most recent date for which data is available from the FDIC, we held 1.58% of the deposits in Burlington County, New Jersey.  Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

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

           We conduct our business through our main office in Delanco, New Jersey and our branch office in Cinnaminson, New Jersey, both of which we own.  The net book value of our land, buildings, furniture, fixtures and equipment was $7.4 million as of March 31, 2011.

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

           The common stock of Delanco Bancorp is quoted on the OTC Bulletin Board under the symbol “DLNO.OB.”  The following table sets forth the high and low sales prices of the common stock, as reported by the OTC Bulletin Board, during each quarter of fiscal 2011 and 2010.  As of June 15, 2011 there were approximately 458 holders of record of the Company’s common stock.

For the Year Ended March 31, 2011	High	Low

First Quarter	$2.10	$1.25
Second Quarter	3.50	1.30
Third Quarter	4.00	2.50
Fourth Quarter	5.99	3.99

For the Year Ended March 31, 2010	High	Low

First Quarter	$4.00	$2.03
Second Quarter	7.00	2.50
Third Quarter	6.00	1.75
Fourth Quarter	2.30	1.75

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

           As of March 31, 2011, Delanco Bancorp satisfied all prescribed capital requirements.  Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations.  To date, we have not declared any cash dividends.

           Since completion of the offering on March 30, 2007, we have not repurchased any of our common stock and have no publicly announced repurchase plans or programs.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended March 31,
(Dollars in thousands, except per share data)	2011	2010	2009

Financial Condition Data:
Total assets	$136,172	$139,922	$130,468
Investment securities	15,944	16,618	14,505
Loans receivable, net	103,867	107,204	103,624
Deposits	120,842	127,164	113,983
Borrowings	2,100	–	3,750
Total stockholders’ equity	12,213	11,735	11,521

Operating Data:
Interest income	6,693	6,973	6,793
Interest expense	1,890	2,640	3,578
Net interest income	4,803	4,333	3,215
Provision for loan losses	440	1,140	1,127
Net interest income after provision for loan losses	4,363	3,193	2,088
Noninterest income	134	174	188
Noninterest expenses	3,740	3,666	4,010
Income before taxes	757	(299)	(1,734)
Income tax benefit	289	(482)	(503)
Net income	$468	$183	$(1,231)

Per Share Data:
Earnings per share, basic	$0.30	$0.12	$(0.78)
Earnings per share, diluted	0.30	0.12	(0.78)
Weighted average shares – basic	1,583,460	1,580,256	1,577,052
Weighted average shares – diluted	1,583,460	1,580,256	1,577,052

	Years Ended March 31,
	2011	2010	2009

Performance Ratios:
Return on average assets	0.34%	0.13%	(0.95)%
Return on average equity	3.89	1.59	(9.97)
Interest rate spread (1)	3.75	3.33	2.50
Net interest margin (2)	3.82	3.43	2.68
Noninterest expense to average assets	2.73	2.67	3.08
Efficiency ratio (3)	75.75	81.34	117.84
Average interest-earning assets to average interest-bearing liabilities	104.80	104.88	106.88
Average equity to average assets	8.76	8.39	9.48

Capital Ratios (4):
Tangible capital	8.67	7.76	8.68
Core capital	8.67	7.76	8.68
Total risk-based capital	14.52	12.62	13.91

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.22	0.92	1.47
Allowance for loan losses as a percent of nonperforming loans	23.80	16.47	17.74
Net charge-offs (recoveries) to average outstanding loans during the period	0.15	1.57	0.94
Non-performing loans as a percent of total loans	5.14	5.60	8.27

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Capital ratios are for Delanco Federal Savings Bank.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

           A secondary source of income is non-interest income, which is revenue that we receive from providing products and services.  The majority of our non-interest income generally comes from service charges (mostly from service charges on deposit accounts).  In some years, we recognize income from the sale of loans and securities. Our facility in Cinnaminson includes space that we will rent to other businesses.  Currently, two of the rental units are vacant.

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

           Allowance for Loan Losses.  We consider the allowance for loan losses to be a critical accounting policy.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses involves a high degree of judgment.  Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses.  Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.  See note 1 of the notes to the financial statements included in this report.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of Delanco Federal Savings Bank’s (the “Bank”)Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower then our GAAP capital ratio by 9 basis points.

Balance Sheet Analysis

Overview.  Total assets at March 31, 2011 were $136.2 million, a decrease of $3.7 million, or 2.7%, from total assets of $139.9 million at March 31, 2010.  The change in the asset composition primarily reflected a decrease in loans of $3.3 million, and a decrease in investment securities of $0.7 million offset by an increase in cash and cash equivalents of $0.8 million.

Loans. At March 31, 2011, total loans, net, were $103.9 million, or 76.3% of total assets.  During the year ended March 31, 2011, loans decreased by $3.3 million due primarily to pay-offs in commercial and multi-family real estate loans.  Commercial and multi-family real estate loans decreased by $2.1 million, commercial loans decreased by $1.1 million and residential loans increased by $0.06 million.

Table 1: Loan Portfolio Analysis

	2011		2010		2009
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Real estate loans:
Residential	$80,222	76.2%	$79,637	73.5%	$70,806	67.2%
Commercial and multi-family	21,866	20.8	23,998	22.2	26,054	24.7
Construction	374	0.4	395	0.4	1,796	1.7
Total real estate loans	102,462	97.4	104,030	96.1	98,656	93.6
Commercial loans	1,736	1.6	2,821	2.6	4,618	4.4
Consumer loans	1,026	1.0	1,419	1.3	2,134	2.0
Total loans	105,224	100.0%	108,270	100.0%	105,408	100.0%
Loans in process	–		–		(139)
Net deferred loan fees	(71)		(67)		(98)
Allowance for losses	(1,286)		(999)		(1,547)
Loans, net	$103,867		$107,204		$103,624

           The following table sets forth certain information at March 31, 2011 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.The amounts shown below exclude applicable loans in process, unearned interest in consumer loans and net deferred loan costs. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate.  When market interest rates rise, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Table 2: Contractual Maturities and Interest Rate Sensitivity
March 31, 2011 (Dollars in thousands)	Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans

Amounts due in:
One year or less	$12,831	$531	$82	$13,444
More than one to five years	18,192	244	222	18,658
More than five years	71,439	962	722	73,123
Total	102,462	1,737	1,026	105,225

Interest rate terms on amounts due after one year:
Fixed-rate loans	80,461	244	589	81,294
Adjustable-rate loans	9,170	962	355	10,487
Total	$89,631	$1,206	$944	$91,781

Securities. The investment securities portfolio was $15.9 million, or 11.7% of total assets, at March 31, 2011.  At that date, 42.7% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities.  The portfolio decrease was due to the pay down of principal on mortgage backed securities.

Table 3: Investment Securities
	2011		2010		2008
March 31, (Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
Mutual funds	$249	$248	$256	$258	$245	$223
Total available for sale	249	248	256	258	245	223

Securities held to maturity:
Government sponsored enterprise securities	8,890	8,650	6,997	7,013	2,500	2,508
Mortgage-backed securities	6,806	7,031	9,363	9,793	11,782	12,223
Total held to maturity	15,696	15,681	16,360	16,806	14,282	14,731
Total	$15,945	$15,929	$16,616	$17,064	$14,527	$14,954

           The following table sets forth the stated maturities and weighted average yields of our mortgage-backed securities at March 31, 2011.  Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.  Approximately $0.9 million of the mortgage-backed securities listed have adjustable interest rates.

Table 4: Investment Maturities Schedule
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
March 31, 2011 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Securities available-for-sale:
Mutual funds	$–	–%	$–	–%	$–	–%	$–	–%	$248	–%
Total available for sale	–	–	–	–	–	–	–	–	$248	–

Securities held to maturity:
Government sponsored enterprise securities	144	1.60	1,000	1.88	6,747	3.20	999	4.05	8,890	3.12
Mortgage-backed securities	1,876	6.02	880	4.38	8	8.68	4,042	4.12	6,806	4.68
Total held to maturity	2,020	5.70	1,880	3.05	6,755	3.21	5,041	4.10	15,696	3.80
Total	$2,020	5.70%	$1,880	3.05%	$6,755	3.21%	$5,041	4.10%	$15,944	3.80%

Deposits.  Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits.  We consider demand deposits and money market and passbook accounts to be core deposits.  At March 31, 2011, core deposits were 47.0% of total deposits.  We do not have any brokered deposits. Overall deposits decreased by $6.3 million as the Bank attracted core deposits and reduced higher costing deposits.

Table 5: Deposits

	2011		2010		2009
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$4,161	3.4%	$3,941	3.1%	$2,519	2.2%
Interest-bearing demand deposits	13,136	10.9	9,922	7.8	10,036	8.8
Savings and money market accounts	39,550	32.7	42,510	33.4	39,241	34.4
Certificates of deposit	63,995	53.0	70,791	55.7	62,187	54.6
Total	$120,842	100.0%	$127,164	100.0%	$113,983	100.0%

Table 6: Time Deposit Maturities of $100,000 or more

March 31, 2011 (Dollars in thousands)	Certificates of Deposit

Maturity Period
Three months or less	S	4,389
Over three through six months		3,099
Over six through twelve months		3,787
Over twelve months		6,727
Total		$18,002

           Borrowings. For recent periods, we have occasionally used short-term FHLB and Atlantic Central Banker’s Bank advances as an additional source of liquidity.  At March 31, 2011, we had $2,100,000 in advances outstanding.

Table 7: Borrowings

March 31, (Dollars in thousands)	2011	2010	2009

Maximum amount outstanding at any month end during the period:
Advances	$2,100	$3,000	$3,750
Average amount outstanding during the period (1):
Advances	175	917	833
Weighted average interest rate during the period (1):
Advances	0.89%	1.89%	1.48%
Balance outstanding at end of period:
Advances	2,100	–	3,750
Weighted average interest rate at end of period:
Advances	0.89%	–	1.26%

(1)	Averages are based on month-end balances.

Results of Operations for the Years Ended March 31, 2011 and 2010

Financial Highlights. Net income for the year ended March 31, 2011 was $468,000 compared to net income of $183,000 for the year ended March 31, 2010.  The increase in net income was the result of an increase in net interest income and a decrease in provision for loan losses partially offset by an increase in income taxes.

Table 8: Summary Income Statements

Year Ended March 31, (Dollars in thousands)	2011	2010	2011 v. 2010	% Change

Net interest income	$4,803	$4,333	$470	10.8%
Provision for loan losses	440	1,140	(700)	61.4
Noninterest income	134	174	(40)	23.0
Noninterest expenses	3,740	3,666	74	2.0
Net income	468	183	285	155.7

Return on average equity	3.89%	1.59%
Return on average assets	0.34	0.13

           Net Interest Income.  Net interest income increased $470,000 to $4.8 million for the year ended March 31, 2011 from $4.3 million for the year ended March 31, 2010 driven by a decline of interest paid on deposits. Both the 42 basis point increase in our interest rate spread and the 39 basis point increase in our net interest margin reflect the improvement the Bank has made in reducing its cost of funds.  The rates earned on assets declined, resulting in a 4.0% decrease in total interest income as compared to a 28.4% decrease in total interest expense.

Average loans in the year ended March 31, 2011 decreased $1.9 million or 1.8%, compared with 2010, driven by pay-offs in commercial loans and offset by growth in the residential real estate loan portfolio.

Average investment securities in the year ended March 31, 2011 increased $1.3 million, or 9.2%, compared to 2010. The growth in the investment portfolio was due to the increase in U.S. Government and agency securities. Declining interest rates decreased the average yield on earning assets to 5.32% for the year ended March 31, 2011, compared with 5.52% for 2010.

Average interest-bearing deposits in the year ended March 31, 2011 remained relatively stable, increasing $685,000, compared with 2010.

Table 9: Analysis of Net Interest Income

Year Ended March 31, (Dollars in thousands)	2011	2010	2011 v. 2010		% Change

Components of net interest income
Loans	$6,061	$6,279	$(218)		(3.5)%
Investment securities	632	694	(62)		(8.9)
Total interest income	6,693	6,973	(280)		(4.0)
Deposits	1,890	2,620	(730)		(27.9)
Borrowings	–	20	(20)		(100.0)
Total interest expense	1,890	2,640	(750)		(28.4)
Net interest income	4,803	4,333	470		10.8
Average yields and rates paid
Interest-earning assets	5.32%	5.52%	(20	)bp
Interest-bearing liabilities	1.57	2.19	(62)
Interest rate spread	3.75	3.33	42
Net interest margin	3.82	3.43	39
Average balances
Loans	$105,400	$107,341	$(1,941)		(1.8)
Investment securities	15,821	14,484	1,337		9.2
Earning assets	125,823	126,350	(527)		(0.4)
Interest-bearing deposits	120,054	119,369	685		0.6

           Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $440,000 in the year ended March 31, 2011 compared to $1.1 million in the year ended March 31, 2010.  The provision for loan losses was primarily attributable to management’s systematic evaluation of risk associated with the loan portfolio.  We had $206,000 in charge-offs in the year ended March 31, 2011, compared to $1.7 million in charge-offs in the year ended March 31, 2010.

           The allowance for loan losses was $1.3 million, or 1.22% of total loans outstanding as of March 31, 2011 as compared with $1.0 million, or 0.92% as of March 31, 2010.  An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income.  Noninterest income decreased in year ended March 31, 2011 compared to the same period in the prior year as we did not recognize a gain on the sale of investment securities. Rental income was received on our Cinnaminson rental space.

Table 10: Noninterest Income Summary

Year Ended March 31, (Dollars in thousands)	2011	2010	$ Change	% Change

Service charges	$135	127	$8	6.3%
Gain on sale of investment	–	15	(15)	(100.0)
Loss on sale of real estate owned	(27)	–	(27)	–
Rental income	6	1	5	500.0
Income from bank owned life insurance	6	6	–	–
Other	14	25	(11)	(44.0)
Total	134	$174	(40)	(23.0)

Noninterest Expenses. Noninterest expenses increased in the year ended March 31, 2011 by $74,000 over the prior year. Increases in FDIC insurance premiums, real estate owned expense and professional fees incurred in our loan workout/recoveries were partially offset by decreases in salaries and benefits. Data processing expense increased due to credits that expired during the year.

Table 11: Noninterest Expense Summary

Year Ended March 31, (Dollars in thousands)	2011	2010	$ Change	% Change

Salaries and employee benefits	$1,579	$1,762	$(183)	(10.4)%
Advertising	25	34	(9)	(26.5)
Office supplies, telephone and postage	91	117	(26)	(22.2)
Occupancy expense	719	697	22	3.2
Federal insurance premiums	381	289	92	31.8
Real estate owned loss reserve	88	75	13	17.3
Data processing expenses	196	131	65	49.6
ATM expenses	22	23	(1)	(4.3)
Bank charges and fees	90	103	(13)	(12.6)
Insurance and surety bond premiums	71	69	2	2.9
Dues and subscriptions	27	35	(8)	(22.9)
Professional fees	245	193	52	26.9
Real estate owned expense	66	13	53	407.7
Other	140	125	15	12.0
Total	$3,740	$3,666	74	2.0%

           Income Tax Expense/Benefit. The expense for income taxes was $289,000 for 2011, compared to a credit of $482,000 for 2010.

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

Table 12: Average Balance Tables
	2011			2010
Year Ended March 31, (Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$105,400	$6,061	5.75%	$107,341	$6,279	5.85%
Investment securities	15,821	624	3.94	14,484	670	4.63
Other interest-earning assets	4,602	8	0.17	4,525	24	0.53
Total interest-earning assets	125,823	6,693	5.32	126,350	6,973	5.52

Noninterest-earning assets	11,366			11,155
Total assets	$137,189			$137,505

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$13,049	84	0.64	$11,945	105	0.88
Savings and money market accounts	40,538	342	0.84	39,331	497	1.26
Certificates of deposit	66,467	1,464	2.20	68,093	2,018	2.96
Total interest-bearing deposits	120,054	1,890	1.57	119,369	2,620	2.19

FHLB advances	6	–	–	1,099	20	1.82
Total interest-bearing liabilities	120,060	1,890	1.57	120,468	2,640	2.19

Noninterest-bearing demand deposits	4,143			4,121
Other noninterest-bearing liabilities	968			1,382
Total liabilities	125,171			125,971

Retained earnings	12,018			11,534
Total liabilities and retained earnings	$137,189			$137,505

Net interest income		$4,803			$4,333
Interest rate spread			3.75			3.33
Net interest margin			3.82			3.43
Average interest-earning assets to average interest-bearing liabilities	104.80%			104.88%

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

Table 13: Net Interest Income – Changes Due to Rate and Volume

2011 Compared to 2010 (Dollars in thousands)	Volume	Rate	Net

Interest income:
Loans receivable	$(113)	$(105)	$(218)
Investment securities	62	(108)	(46)
Other interest-earning assets	–	(16)	(16)
Total	(51)	(229)	(280)
Interest expense:
Deposits	14	(744)	(730)
FHLB advances	(20)	–	(20)
Total	(6)	(744)	(750)
Increase (decrease) in net interest income	$(45)	$515	$470

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

Table 14: Nonperforming Assets

March 31, (Dollars in thousands)	2011	2010	2009

Nonaccrual loans:
Residential real estate	$2,973	$2,053	$361
Commercial and multi-family real estate	2,374	3,789	6,031
Construction	–	–	760
Commercial	46	225	596
Consumer	11	–	550
Total	5,404	6,067	8,298

Accruing loans past due 90 days or more:
Residential real estate	–	–	128
Commercial and multi-family real estate	–	–	–
Construction	–	–	–
Commercial	–	–	–
Consumer	–	–	–
Total	–	–	128
Other nonperforming assets	771	413	295
Total nonperforming assets	6,175	6,480	8,721
Troubled debt restructurings	2,438	3,792	303
Troubled debt restructurings and total nonperforming assets	$8,613	$10,272	$9,024

Total nonperforming loans to total loans	5.14%	5.60%	8.27%
Total nonperforming loans to total assets	3.97	4.34	6.46
Total nonperforming assets and troubled debt restructurings to total assets	6.33	7.34	6.92

           Interest income that would have been recorded for the year ended March 31, 2011, had non-accruing loans been current according to their original terms amounted to $459,000.  No uncollected interest related to nonaccrual loans was included in interest income for the year ended March 31, 2011.

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

Table 15: Classified Assets

March 31, (Dollars in thousands)	2011	2010	2009

Special mention assets	$1,026	$2,545	$5,105
Substandard assets	9,639	9,898	6,515
Doubtful assets	–	225	13
Loss assets	–	–	–
Total classified assets	$10,665	$12,668	$11,633

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

           At March 31, 2011, our allowance for loan losses represented 1.22% of total gross loans. The allowance for loan losses increased 28.7% from March 31, 2010 to March 31, 2011.  The increase in the allowance was primarily attributable to residential loans. Although non-performing loans decreased during the year ended March 31, 2011, the allowance for loan losses was deemed adequate.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Table 16: Allocation of Allowance of Loan Losses

	2011		2010		2009
March 31, (Dollars in thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans

Residential real estate	$507	76.2%	$125	73.5%	$—	67.2%
Commercial and multi-family real estate	596	20.8	683	22.2	571	24.7
Construction	–	0.4	–	0.4	—	1.7
Commercial	70	1.6	101	2.6	758	4.4
Consumer	113	1.0	91	1.3	218	2.0
Unallocated	–	-	–	–	—	—
Total allowance for loan losses	$1,286	100.0%	$999	100.0%	$1,547	100.0%

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

Table 17: Analysis of Loan Loss Experience

Year Ended March 31, (Dollars in thousands)	2011	2010	2009

Allowance at beginning of period	$999	$1,547	$1,353

Provision for loan losses	440	1,140	1,127
Charge offs:
Residential real estate loans	31	–	2
Commercial and multi-family real estate loans	92	815	444
Construction loans	–	–	—
Commercial loans	51	503	614
Consumer loans	32	419	194
Total charge-offs	206	1,737	1,254

Recoveries	53	49	321
Net charge-offs	153	1,688	933

Allowance at end of period	$1,286	$999	$1,547

Allowance to nonperforming loans	23.80%	16.47%	17.74%
Allowance to total loans outstanding at the end of the period	1.22	0.92	1.47
Net charge-offs (recoveries) to average loans outstanding during the period	0.15	1.57	0.94

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

           We use an interest rate sensitivity analysis prepared by the OTS to review our level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decreases in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that we provide to the OTS, presents the change in our net portfolio value at March 31, 2011 that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that we might take to counteract that change.

Table 18: NPV Analysis

Basis Point (“bp”)	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300	$7,486	$(8,450)	(53)%	5.71%	(556	) bp
200	10,568	(5,368)	(34)	7.84	(343)
100	13,511	(2,425)	(15)	9.76	(150)
50	14,685	(1,251)	(8)	10.50	(77)
0	15,936	—	—	11.26	—
(50)	16,701	765	5	11.71	45
(100)	17,591	1,655	10	12.25	98

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

           Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of New York, Atlantic Central Bankers Bank and the Federal Reserve Bank of Philadelphia.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

           We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

           Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2011, cash and cash equivalents totaled $5.7 million.  At March 31, 2011, we had $2.1 million in outstanding borrowings and had arrangements to borrow up to an additional $6.7 million from the Federal Home Loan Bank of New York.

           At March 31, 2011, substantially all of our investment securities were classified as held to maturity.  We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity.   We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

           A significant use of our liquidity is the funding of loan originations.  At March 31, 2011, we had $2.3 million in loan commitments outstanding.  In addition, we had $5.7 million in unused lines of credit.  Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of March 31, 2011 totaled $42.9 million, or 67.0% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of March 31, 2011, the Company had $278,000 in cash and cash equivalents compared to $261,000 as of March 31, 2010.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in March 2007.  In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

The Company can receive dividends from the Bank.  Payment of such dividends to the Company by the Bank is limited under federal law. The amount that can be paid in any calendar year, without prior regulatory approval, cannot exceed the retained net earnings (as defined) for the year plus the preceding two calendar years. The Company believes that such restriction will not have an impact on the Company’s ability to meet its ongoing cash obligations.

Capital Management.  We are subject to various regulatory capital requirements administered by the OTS, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2011, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.  See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and note 19 of the notes to the financial statements.

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

           For the year ended March 31, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

(c)	Changes in Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

           For information relating to the directors of the Company, the section captioned “Proposal 1 – Election of Directors” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers and Key Employees

           The executive officers of Delanco MHC and Delanco Bancorp are elected annually by the board of directors and serve at the board’s discretion.  Ages presented are as of March 31, 2011.  The executive officers of Delanco MHC and Delanco Bancorp are:

Name	Position
James E. Igo	Chairman, President and Chief Executive Officer
Eva Modi	Senior Vice President and Chief Financial Officer

           The officers of Delanco Federal Savings Bank are elected annually by the board of directors and serve at the board’s discretion.  The executive officers and key employees of Delanco Federal Savings Bank are:

Name	Position
James E. Igo	Chairman, President and Chief Executive Officer
Eva Modi	Senior Vice President and Chief Financial Officer
Douglas R. Allen, Jr.	Senior Vice President

           Below is information regarding our officers who are not also directors.  Each officer has held his or her current position for at least the last five years, unless otherwise stated.

           Eva Modi has been Senior Vice President and Chief Financial Officer of Delanco MHC, Delanco Bancorp and Delanco Federal Savings Bank since March 4, 2009.  Ms. Modi served as Vice President – Accounting of Delanco Federal Savings Bank since December, 2007.  Ms. Modi was previously employed by a public accounting firm from May 2002 until November 2007 as Senior Manager.  Age 50.

           Douglas R. Allen, Jr. has served as Senior Vice President since March 4, 2010 and previously served as President, Chief Executive Officer and Chief Financial Officer of Delanco MHC, Delanco Bancorp and Delanco Federal Savings Bank since January 1, 2008.  Mr. Allen served as Senior Vice President and Chief Financial Officer of Delanco Federal Savings Bank since 1990 and of Delanco MHC and Delanco Bancorp since their formation.  Mr. Allen joined Delanco Federal Savings Bank in 1976.  Age 63.

Compliance with Section 16(a) of the Exchange Act

           For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

Disclosure of Code of Ethics

           The Board of Directors has adopted a Code of Ethics that applies to all employees of the Company.  A copy of the code of ethics can be obtained, without charge, upon written request to James E. Igo, Delanco Bancorp, Inc., 615 Burlington Avenue, Delanco, New Jersey 08075.

Corporate Governance

           For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance—Committees of the Board of Directors—Audit Committee” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding executive compensation the section entitled “Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement for the 2011 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement for the 2011 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation

           No awards have been made under the Company’s 2008 Equity Incentive Plan (the “Plan”), which Plan was approved by stockholders.  The aggregate number of shares reserved and available for issuance pursuant to awards granted under the Plan is 112,141.  The Plan authorizes the issuance of 80,101 shares pursuant to stock options and 32,040 shares pursuant to restricted stock awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information regarding certain relationships and related party transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

           For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Items to be Voted on by Stockholders—Item 2— Ratification of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “Items to be Voted on by Stockholders—Item 2—Ratification of Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Audit Committee and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Charter of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 (File No. 333-139339))
3.2	Bylaws of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed with the Securities and Exchange Commission on August 21, 2010)
4.0	Stock Certificate of Delanco Bancorp, Inc. (Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 (File No. 333-139339)
10.1
Order to Cease and Desist dated March 17, 2010, by and between Delanco Federal Savings Bank and the Office of Thrift Supervision (Incorporated herein by reference to Exhibit 10.1 to the Form 10-K filed with the Securities and Exchange Commission on June 28, 2010))

10.4	Delanco Federal Savings Bank Employee Severance Compensation Plan (Incorporated by reference from Exhibit 10.5 of the Form 10-KSB filed with the Securities and Exchange Commission on July 13, 2007)
10.5	Delanco Federal Savings Bank Directors Retirement Plan (Incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 (File No. 333-139339))
10.6
Delanco Bancorp, Inc. 2008 Equity Incentive Plan (Incorporated herein by reference the Company’s definitive proxy materials for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on July 17, 2008)

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

DELANCO BANCORP, INC.

Date: June 29, 2011	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ James E. Igo	Chairman, President and Chief Executive	June 29, 2011
James E. Igo	Officer

/s/ Eva Modi	Chief Financial Officer (principal financial	June 29, 2011
Eva Modi	and accounting officer)

/s/ Thomas J. Coleman, III	Director	June 29, 2011
Thomas J. Coleman, III

/s/ William C. Jenkins	Director	June 29, 2011
William C. Jenkins

/s/ John A. Latimer	Director	June 29, 2011
John A. Latimer

/s/ Donald R. Neff	Director	June 29, 2011
Donald R. Neff

/s/ James W. Verner	Director	June 29, 2011
James W. Verner

/s/ Renee C. Vidal	Director	June 29, 2011
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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2011, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of March 31, 2011, the Company’s internal control over financial reporting was effective based on the criteria.

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

Delanco Bancorp, Inc. and Subsidiary
March 31, 2011 and 2010

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Statements of Financial Condition
As of March 31, 2011 and 2010	F-2

Consolidated Statements of Income
For the Years Ended March 31, 2011 and 2010	F-3

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended March 31, 2011 and 2010	F-4

Consolidated Statements of Cash Flows
For the Years Ended March 31, 2011 and 2010	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Delanco Bancorp, Inc.
615 Burlington Avenue
Delanco, New Jersey 08075

We have audited the accompanying consolidated statements of financial condition of Delanco Bancorp, Inc. and subsidiary (the Company) as of March 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delanco Bancorp, Inc. and subsidiary as of March 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Connolly, Grady & Cha, P.C.

Certified Public Accountants

Philadelphia, Pennsylvania

June 3, 2011

Delanco Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

Assets
	March 31,
Cash and cash equivalents	2011	2010
Cash and amount due from depository institutions	$658,449	$674,788
Interest-bearing deposits in other banks	5,004,180	4,208,881
Total cash and cash equivalents	5,662,629	4,883,669

Investment securities
Securities held-to-maturity (fair value of $15,680,809 and
$16,806,099 at March 31, 2011 and 2010, respectively)	15,696,063	16,359,598
Securities available-for-sale (amortized cost of $249,295
and $255,699 at March 31, 2011 and 2010, respectively)	248,062	258,163
Total investment securities	15,944,125	16,617,761

Loans, net of allowance for loan losses of $1,286,301 and
$998,526 at March 31, 2011 and 2010, respectively	103,867,330	107,204,042
Accrued interest receivable	458,524	492,682
Premises and equipment, net	7,398,015	7,723,970
Federal Home Loan Bank stock, at cost	274,700	206,700
Deferred income taxes	747,900	1,029,028
Bank-owned life insurance	141,703	136,004
Prepaid and refundable income taxes		11,822
Real estate owned	770,639	412,969
Other assets	906,834	1,203,676
Total Assets	$136,172,399	$139,922,323

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing deposits	$4,161,255	$3,940,884
Interest-bearing deposits	116,681,155	123,222,698
Total deposits	120,842,410	127,163,582

Line of credit from Atlantic Central Bankers Bank	1,000,000
Advances from Federal Home Loan Bank	1,100,000
Accrued interest payable	22,658	45,580
Advance payments by borrowers for taxes and insurance	394,864	424,291
Other liabilities	599,146	553,994
Total liabilities	123,959,078	128,187,447

Commitments and Contingencies (Note 20)

Stockholders’ Equity

Preferred stock, $.01 par value, 3,000,000 shares authorized; None issued
Common stock, $.01 par value, 7,000,000 shares authorized;
1,634,725 shares issued and outstanding as of March 31, 2011 and 2010	$16,347	$16,347
Additional paid-in capital	6,606,577	6,625,801
Retained earnings, substantially restricted	6,150,811	5,682,964
Unearned common stock held by employee stock ownership plan	(512,648)	(544,688)
Accumulated other comprehensive loss	(47,766)	(45,548)
Total stockholders’ equity	12,213,321	11,734,876

Total Liabilities and Stockholders’ Equity	$136,172,399	$139,922,323

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary
Consolidated Statements of Income

	Years Ended
	March 31,
Interest Income	2011	2010
Loans	$6,061,439	$6,278,720
Investment securities	631,675	694,104
Total interest income	6,693,114	6,972,824

Interest Expense
Interest-bearing checking accounts	83,730	104,995
Passbook and money market accounts	341,974	497,228
Certificates of deposits	1,463,898	2,017,976
Advances from Federal Home Loan Bank	52	19,676
Total interest expense	1,889,654	2,639,875

Net interest income	4,803,460	4,332,949

Provision for loan losses	440,100	1,140,000
Net interest income after provision for loan losses	4,363,360	3,192,949

Non-Interest Income
Service charges	134,655	127,052
Income from bank-owned life insurance	5,699	5,962
Rental income	6,733	783
Other	13,934	25,219
Net gain from sales of available-for-sale securities		15,053
Loss on sale of real estate owned	(27,472)
Total non-interest income	133,549	174,069

Non-Interest Expense
Salaries and employee benefits	1,579,165	1,761,953
Advertising	25,068	33,701
Office supplies, telephone and postage	91,127	117,175
Occupancy expense	718,731	697,250
Federal insurance premiums	381,252	289,090
Real estate owned – impairment losses	87,900	75,000
Data processing expenses	195,821	130,724
ATM expenses	21,844	23,052
Bank charges and fees	89,651	102,872
Insurance and surety bond premium	71,061	69,268
Dues and subscriptions	26,912	34,913
Professional fees	245,287	193,024
Real estate owned expenses	65,990	12,698
Other	140,170	125,593
Total non-interest expense	3,739,979	3,666,313

Income (Loss) Before Income Tax Expense (Benefit)	756,930	(299,295)

Income tax expense (benefit)	289,083	(482,446)

Net Income	$467,847	$183,151

Income per share
Basic	$0.30	$0.12
Diluted	$0.30	$0.12
Weighted average shares outstanding
Basic	1,583,460	1,580,256
Diluted	1,583,460	1,580,256

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended March 31, 2011 and 2010

						Accumulated
			Additional		Common	Other	Total
	Common Stock		Paid-in	Retained	Stock Held	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	By ESOP	Income (Loss)	Equity	Income (Loss)

BALANCES, MARCH 31, 2009	1,634,725	$16,347	$6,652,235	$5,499,813	$(576,729)	$ (70,249)	$11,521,417

Net income				183,151			183,151	183,151
Net change in unrealized gain
(loss) on securities available-
for-sale, net of deferred taxes
of $9,915						14,873	14,873	14,873

Postretirement benefit plan
adjustments – net of deferred
taxes of $6,552						9,828	9,828	9,828

Comprehensive income								$207,852

3204.05 shares of common stock
transferred to ESOP for services			(26,434)		32,041		5,607

BALANCES, MARCH 31, 2010	$1,634,725	$16,347	$6,625,801	$5,682,964	$ (544,688)	$ (45,548)	$11,734,876
Net income				467,847				467,847
Net change in unrealized gain
(loss) on securities available-
for-sale, net of deferred taxes
of ($1,478)						(2,218)		(2,218)

Comprehensive income								$465,629

3204.05 shares of common stock
transferred to ESOP for services			(19,224)		32,040

BALANCES, MARCH 31, 2011	1,634,725	$16,347	$6,606,577	$6,150,811	$ (512,648)	$(47,766)	$12,213,321

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended
	March 31,
Cash Flows from Operating Activities	2011		2010
Net income		$467,847	$183,151
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of ESOP		12,816	5,607
Deferred income tax benefit		282,610	(453,062)
Gain on sale of available-for-sale securities, net			(15,053)
Loss on sale of real estate owned		27,472
Depreciation		343,936	341,858
Amortization of premiums and discounts, net		(43,447)	(4,834)
Income from bank owned life insurance		(5,699)	(5,962)
Provision for loan losses		440,100	1,140,000
Proceeds from sale of other property owned			294,000
Proceeds from sale of real estate owned		160,469
Impairment losses, real estate owned		87,900	75,000
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable		34,158	7,299
Other assets		296,842	(998,710)
Prepaid and refundable income taxes		11,822	550,149
Increase (decrease) in:
Accrued interest payable		(22,922)	(166,382)
Other liabilities		45,152	(88,038)
Net cash provided by operating activities		2,139,056	865,023

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale		6,404	106,358
Purchases of securities available-for-sale			(117,014)
Purchases of securities held-to-maturity		(12,894,320)	(9,000,000)
Proceeds from maturities and principal repayments of
securities held-to-maturity		13,601,302	6,927,491
Redemption (purchase) of Federal Home Loan Bank stock		(68,000)	139,200
Net (increase) decrease in loans		2,317,646	(5,207,668)
Purchases of premises and equipment		(17,983)	(41,596)
Improvements to real estate owned		(54,546)
Net cash used in investing activities		2,890,503	(7,193,229)

Cash Flows from Financing Activities
Net increase (decrease) in deposits		(6,321,172)	13,180,367
Net increase (decrease) in advance payments by borrowers for taxes and insurance		(29,427)	64,553
Borrowing on line of credit from Atlantic Central Bankers Bank		1,000,000
(Payments on) advances from Federal Home Loan Bank		1,100,000	(3,750,000)
Net cash provided by (used in) financing activities		(4,250,599)	9,494,920

Net Increase in Cash and Cash Equivalents		$778,960	$3,166,714
Cash and Cash Equivalents, Beginning of Year		4,883,669	1,716,955

Cash and Cash Equivalents, End of Year		$5,662,629	$4,883,669

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest		$1,912,576	$2,806,257
Cash paid during the year for income taxes		$3,540	$1,560
Loans transferred to real estate owned		$578,966	$487,969
Total increase (decrease) in unrealized gain on securities available-for-sale, net of tax	$	(3,696)	$24,788

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Date of Management’s Review of Subsequent Events

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

Basis of Consolidation

The accounting and reporting policies of the Company and the Bank conform with U.S. generally accepted accounting principles (“GAAP”) and predominant practices within the banking industry.  The consolidated financial statements of the Company include the accounts of Delanco Federal Savings Bank and its subsidiary, Delanco Financial Services Corporation.  All intercompany accounts and transactions have been eliminated in consolidation.

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
March 31, 2011 and 2010

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

Securities Available-for-Sale:  Available-for-sale securities consist of investment securities not classified as trading securities nor as held-to-maturity securities.  Unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income.  Realized gains (losses) on available-for-sale securities are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.  Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.  The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method over the period of maturity.

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
March 31, 2011 and 2010

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

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Estate Owned

Real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu offoreclosure.  Real estate owned is recorded at the lower of the carrying value of the loan or the fair value of the property, netof estimated selling costs.  Costs relating to the development or improvement of the properties are capitalized while expenses related to the operation and maintenance of properties are recorded as an expense as incurred.  Gains or losses upon dispositions are reflected in earnings as realized.  The Company had $770,639 and $412,969 in real estate owned at March 31, 2011 and 2010, respectively.  The Company recorded $27,472 and $-0- loss on sale of real estate owned for the years ended March 31, 2011 and 2010, respectively.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxescurrently due plus deferred taxes related primarily to tax net operating loss carryforwards and differences between the basis of available-for-sale securities, allowance for loan losses, estimated losses on foreclosed real estate, accumulated depreciation, and accrued employee benefits for financial and income tax reporting.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $25,06 and $33,701 for the years ended March 31, 2011 and 2010, respectively.

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

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassifications

Certain reclassifications have been made to the 2010 financial statement presentation to correspond to the current year’s format.  Total equity and net income are unchanged due to these reclassifications.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Below is a discussion of recent accounting pronouncements.  Recent pronouncements not discussed below were deemed to not be applicable to the Company.

ASU UPDATE FOR IMPROVING DISCLOSURES ABOUT FAIR VALUE MEASUREMENT

In January 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Codification Update (ASU) for improving disclosures about fair value measurements.  This update requires companies to disclose, and provide the reasons for, all transfers of assets and liabilities between the Level 1 and 2 fair value categories.  It also clarifies that companies should provide fair value measurement disclosures for classes of assets and liabilities which are subsets of line items within the balance sheet, if necessary.  In addition, the update clarifies that companies provide disclosures about the fair value techniques and inputs for assets and liabilities classified within Level 2 or 3 categories.  The disclosure requirements prescribed by this update are effective for fiscal years beginning after December 31, 2009, and for interim periods within those fiscal years, or March 31, 2010 for the Company.  This update also requires companies to reconcile changes in Level 3 assets and liabilities by separately providing information about Level 3 purchases, sales, issuances and settlements on a gross basis.  This provision of this update is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, or March 31, 2011 for the Company.  The adoption of this update did not materially impact the Company’s current fair value measurement disclosures.

ASU NO. 2010-20 DISCLOSURES ABOUT THE CREDIT QUALITY OF FINANCING RECEIVABLES AND THE ALLOWANCE FOR CREDIT LOSSES

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which will require the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and leases and the allowance for loan and lease losses.  This ASU will also require the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The provisions of this ASU are effective for the Company’s reporting period ending December 31, 2010.  As this ASU amends only the disclosure requirements for loans and leases and the allowance, the adoption will have no impact on the Company’s statements of operation and condition.

3.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in vault cash or on deposit with the Federal Reserve Bank.  The Bank’s vault cash satisfied the required reserve at March 31, 2011 and 2010.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

4.	INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values as of March 31, 2011 and 2010 are as follows:

	Held-to-Maturity
	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Federal Home Loan Bank Bonds	$4,746,159	$110	$(162,712)	$4,583,557
Federal Farm Credit Bonds	1,000,133		(22,093)	978,040
Federal Home Loan Mortgage
Corporation Bonds	999,137		(14,417)	984,720
Federal National Mortgage Association	2,000,000	2,915	(43,495)	1,959,420
Municipal Bond	144,320			144,320

	8,889,749	3,025	(242,717)	8,650,057

Mortgage-Backed Securities:
Federal Home Loan Mortgage
Corporation	2,027,616	71,849		2,099,465
Federal National Mortgage
Association	4,358,582	138,772	(80)	4,497,274
Government National Mortgage
Corporation	420,116	13,902	(5)	434,013

	6,806,314	224,523	(85)	7,030,752

Total	$15,696,063	$227,548	$(242,802)	$15,680,809

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

4.	INVESTMENT SECURITIES (Continued)

	Held-to-Maturity
	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Federal Home Loan Bank Bonds	$997,238	$5,417	$	$1,002,655
Federal Farm Credit Bonds	1,000,000	3,125	(1,250)	1,001,875
Federal Home Loan Mortgage
Corporation Bonds	3,000,000	6,870	(3,510)	3,003,360
Federal National Mortgage Association	2,000,000	5,940	(465)	2,005,475

	6,997,238	21,352	(5,225)	7,013,365

Mortgage-Backed Securities:
Federal Home Loan Mortgage
Corporation	2,693,176	108,680		2,801,856
Federal National Mortgage
Association	6,104,708	299,944	(116)	6,404,536
Government National Mortgage
Corporation	564,476	22,800	(934)	586,342

	9,362,360	431,424	1,050)	9,792,734

Total	$16,359,598	$452,776	$ (6,275)	$16,806,099

Available-for-Sale
March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mutual Fund Shares	$249,295	$	$ (1,233)	$248,062

Available-for-Sale
March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mutual Fund Shares	$255,699	$2,692	$ (228)	$258,163

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

4.	INVESTMENT SECURITIES (Continued)

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of March 31, 2011 and 2010.

	March 31, 2011
	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$2,020,308	$2,035,189	$	$
After one year through
five years	1,880,356	1,898,902
After five years through
ten years	6,754,359	6,605,651
After ten years	5,041,040	5,141,067
Equity securities			249,295	248,062

	$15,696,063	$15,680,809	$249,295	$248,062

	March 31, 2010
	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$1,257,508	$1,279,463	$	$
After one year through
five years	6,691,053	6,889,401
After five years through
ten years	4,008,761	4,023,142
After ten years	4,402,276	4,614,093
Equity securities			255,699	258,163

	$16,359,598	$16,806,099	$255,699	$258,163

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

Information pertaining to securities with gross unrealized losses at March 31, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

4.	INVESTMENT SECURITIES (Continued)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized		Unrealized
March 31, 2011	Value	Losses	Value	Losses	Value	Losses

Federal Home Loan Bank
Bonds	$4,582,352	$(162,712)	$	$	$4,582,352	$(162,712)
Federal Farm Credit
Bonds	978,040	(22,093)			978,040	(22,093)
Federal Home Loan
Mortgage Corporation	984,720	(14,417)			984,720	(14,417)
Federal National
Mortgage Association	1,456,505	(43,495)			1,456,505	(43,495)
Municipal Bond

	8,001,617	(242,717)			8,001,617	(242,717)

Mortgage-Backed Securities:
Federal Home Loan
Mortgage Corporation
Federal National
Mortgage Association	146,243	(80)			146,243	(80)
Government National
Mortgage Association	580	(5)			580	(5)

	146,823	(85)			146,823	(85)

Mutual Fund Shares			247,637	(1,233)	247,637	(1,233)

Total	$8,148,440	$(242,802)	$247,637	$(1,233)	$8,396,077	$(244,035)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized			Unrealized
March 31, 2010	Value	Losses	Value	Losses	Value		Losses

Federal Home Loan Bank
Bonds	$	$	$	$	$		$
Federal Farm Credit
Bonds	498,750	(1,250)				498,750	(1,250)
Federal Home Loan
Mortgage Corporation	496,490	(3,510)				496,490	(3,510)
Federal National
Mortgage Association	999,535	(465)				999,535	(465)

	1,994,775	(5,225)	-0-	-0-		1,994,775	(5,225)

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

4.	INVESTMENT SECURITIES (Continued)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Unrealized
March 31, 2010	Value	Losses	Value	Losses	Value	Losses

Mortgage-Backed Securities:
Federal National
Mortgage Association	15,850	(116)			15,850	(116)
Government National
Mortgage Association			49,989	(934)	49,989	(934)

	15,850	(116)	49,989	(934)	65,839	(1,050)

Mutual Fund Shares			71,341	(228)	71,341	(228)

Total	$2,010,625	$(5,341)	$121,330	$(1,162)	$2,131,955	$(6,503)

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

At March 31, 2011, the twenty debt securities with unrealized losses have depreciated3.0% from the Bank’s amortized cost basis.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

The Bank has pledged FHLMC mortgage backed securities with a market value of approximately $28,000 and $337,000 at March 31, 2011 and 2010, respectively, to the New Jersey Commissioner of Banking and Insurance under the provisions of the Government Unit Deposit Protection Act that enables the Bank to act as a public depository.

5.	LOANS

The Bank monitors and assesses the credit risk of its loan portfolio using the classes set forth below.  These classes also represent the segments by which the Bank monitors the performance of its loan portfolio and estimates its allowance for loan losses.

Residential real estate loans consist of loans secured by one to four family residences located in the Bank’s market area.The Bank has originated one to four family residential mortgage loans in amounts up to 80% of the lesser of the appraisedvalue or selling price of the mortgaged property without requiring mortgage insurance.  A mortgage loan originated by the Bank, for owner occupied property, whether fixed rate or adjustable rate, can have a term of up to 30 years.  Non-owner occupied property, whether fixed rate or adjustable rate, can have a term of up to 30 years.  Adjustable rate loan terms limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan based on the type of loan.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

5.	LOANS (Continued)

Commercial real estate loans are generally originated in amounts up to the lower of 80% of the appraised value or cost oftheproperty and are secured by improved property such as multi-family dwelling units, office buildings, retail stores,warehouses, church buildings and other non-residential buildings, most of which are located in the Bank’s market area.  Commercial real estate loans are generally made with fixed interest rates which mature or reprice in 5 to 7 years with principal amortization of up to 25 years.

Commercial loans include short and long-term business loans and commercial lines of credit for the purposes of providingworking capital, supporting accounts receivable, purchasing inventory and acquiring fixed assets.  The loans generally aresecured by these types of assets as collateral and /or by personal guarantees provided by principals of the borrowers.

Construction loans will be made only if there is a permanent mortgage commitment in place.  Interest rates on commercialconstruction loans are typically in line with normal commercial mortgage loan rates, while interest rates on residentialconstruction loans are slightly higher than normal residential mortgage loan rates.  These loans usually are adjustable rate loans and generally have terms of up to one year.

Consumer loans include installment loans and home equity loans, secured by first or second mortgages on homes owned orbeing purchased by the loan applicant.  Home equity term loans and credit lines are credit accommodations secured by eithera first or second mortgage on the borrower’s residential property.  Interest rates charged on home equity term loans are generally fixed; interest on credit lines is usually a floating rate related to the prime rate.  The Bank generally requires a loan to value ratio of less than or equal to 80% of the appraised value, including any outstanding prior mortgage balance.

Loans at March 31, 2011 and 2010 are summarized as follows:

	March 31,
	2011	2010

Residential (one to four family) real estate	$62,875,152	$59,363,703
Multi-family and commercial real estate	21,866,570	23,998,000
Commercial	1,736,420	2,821,000
Home equity	17,346,601	20,272,944
Consumer	1,025,664	1,419,000
Construction	374,158	395,000

Total loans	105,224,565	108,269,647

Net deferred loan origination fees	(70,934)	(67,079)
Allowance for loan losses	(1,286,301)	(998,526)

	(1,357,235)	(1,065,605)

Loans, net	$103,867,330	$107,204,042

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

5.	LOANS (Continued)

Under the authority issued to the Office of Thrift Supervision under the Home Owners Loan Act (HOLA) in 12 U.S.C. 1462 etseg. Subpart A, Section 560.93, the Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds.At March 31,2011, the loans-to-one-borrower limitation was $1.79 million; this excluded an additional 10% of adjusted capital funds or approximately $1.2 million, which may be loaned if collateralized by readily marketable securities.  At March 31, 2011, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans-to-one-borrower limitations of 15% of capital funds.

A summary of the Bank’s credit quality indicators is as follows:

Pass – A credit which is assigned a rating of Pass shall exhibit some or all of the following characteristics:

a.
Loans that present an acceptable degree of risk associated with the financing being considered as measured againstearnings and balance sheet trends, industry averages, etc.  Actual and projected indicators and market conditions provide satisfactory evidence that the credit will perform as agreed.

b.	Loans to borrowers that display acceptable financial conditions and operating results. Debt service capacity is demonstrated and future prospects are considered good.

c.
Loans to borrowers where a comfort level is achieved by the strength of the cash flows from the business or project andthe strength and quantity of the collateral or security position (i.e.; receivables, inventory and other readily marketablesecurities) as supported by a current valuation and/or the strong capabilities of a guarantor.

Special Mention – Loans on which the credit risk requires more than ordinary attention by the Loan Officer.  This may be theresult of some erosion in the borrower’s financial condition, the economics of the industry, the capability of management, orchanges in the original transaction.  Loans which are currently sound yet exhibit potentially unacceptable credit risk or deteriorating long term prospects, will receive this classification.  Loans which deviate from loan policy or regulations will not generally be classified in this category, but will be separately reported as an area of concern.

Classified – Classified loans include those considered by the Bank to be substandard, doubtful or loss.

An asset is considered “substandard” if it involves more than an acceptable level of risk due to a deteriorating financialcondition, unfavorable history of the borrower, inadequate payment capacity, insufficient security or other negative factorswithin the industry, market or management.  Substandard loans have clearly defined weaknesses which can jeopardize the timely payment of the loan.

Assets classified as “doubtful” exhibit all of the weaknesses defined under the substandard category but with enough risk topresent a high probability of some principal loss on the loan, although not yet fully ascertainable in amount.

Assets classified as “loss” are those considered uncollectible or of little value, even though a collection effort may continue after the classification and potential charge-off.

Non-Performing Loans

Non-performing loans consist of non-accrual loans (loans on which the accrual of interest has ceased), loans over ninety daysdelinquent and still accruing interest, renegotiated loans and impaired loans.  Loans are generally placed on non-accrual statusif, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more, unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

5.	LOANS (Continued)

The following table represents loans by credit quality indicator at March 31, 2011:

		Special		Non-
		Mention	Classified	Performing
	Pass	Loans	Loans	Loans	Total
Residential real estate	$61,096,650	$	$	$1,778,502	$62,875,152
Multi-family and commercial
real estate	14,626,607	665,019	4,201,080	2,373,864	21,866,570
Commercial	1,294,682	360,796	34,471	46,471	1,736,420
Home equity	16,152,592			1,194,009	17,346,601
Consumer	1,014,946			10,718	1,025,664
Construction	374,158				374,158
	$94,559,635	$1,025,815	$4,235,551	$5,403,564	$105,224,565

The following table represents past-due loans as of March 31, 2011:

	30-89
	Days	90 Days or		Total Past
	Past Due	More Past		Due and	Accruing	Non-
	and Still	Due and Still		Still	Current	Accrual	Total Loan
	Accruing	Accruing		Accruing	Balances	Balances	Balances

Residential real estate	$873,156	$		$873,156	$60,223,494	$1,778,502	$62,875,152
Multi-family and commercial
real estate	959,912			959,912	18,532,794	2,373,864	21,866,570
Commercial	320,098			320,098	1,369,851	46,471	1,736,420
Home equity	304,426			304,426	15,848,166	1,194,009	17,346,601
Consumer	20,386			20,386	994,560	10,718	1,025,664
Construction					374,158		374,158

Total Loans	$2,477,978	$		$$2,477,978	$97,343,023	$5,403,564	105,224,565

Percentage of Total Loans	2.35%	N/A	%	2.35%	92.51%	5.14%	100.0%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At March 31, 2011, the Bank had 23 loan relationships totaling $5,403,564 in non-accrual loans as compared to 24 relationships totaling $6,075,652 at March 31, 2010. At March 31, 2011, the Bank had 23 impaired loan relationships totaling $5,458,468 (included within the non- accrual loans discussed above) in which $2,881,997 in impaired loans had a related allowance for credit losses of $502,247 and $2,576,471 in impaired loans in which there is no related allowance for credit losses. The average balance of impaired loans totaled $5,444,577 for 2011 as compared to $7,649,947 for 2010, and interest income recorded on impaired loans during the year ended March 31, 2011 totaled $154,440 as compared to $228,255 for March 31, 2010.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

5.	LOANS (Continued)

The following table represents data on impaired loans at March 31, 2011 and 2010:

	March 31,
	2011	2010

Impaired loans for which a valuation allowance
has been provided	$2,881,997	$1,071,533
Impaired loans for which no valuation allowance
has been provided	2,576,471	6,487,581

Total loans determined to be impaired	$5,458,468	$7,559,114

Allowance for loans losses related to impaired loans	$502,247	$302,303

Average recorded investment in impaired loans	$5,444,577	$7,649,947

Cash basis interest income recognized on
impaired loans	$154,440	$228,255

The following table presents impaired loans by portfolio class at March 31, 2011:

					Interest
					Income
				Average	Recognized
		Unpaid	Related	Annual	While On
	Recorded	Principal	Valuation	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Status

Impaired loans with a
valuation allowance:
Residential real estate	$985,636	$937,455	$211,001	$972,411	$
Multi-family and commercial
real estate	1,438,858	1,438,858	209,000	1,439,056	40,238
Commercial	46,471	46,471	46,471	41,471	1,554
Home equity	403,257	403,257	28,000	403,257
Consumer	7,775	7,775	7,775	7,775
Construction

Subtotal	$2,881,997	$2,833,816	$502,247	$2,863,970	$41,792

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

5.	LOANS (Continued)

					Interest
					Income
				Average	Recognized
		Unpaid	Related	Annual	While On
	Recorded	Principal	Valuation	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Status

Impaired loans with no
valuation allowance:
Residential real estate	$847,770	$841,046	$	$849,738	$33,577
Multi-family and commercial
real estate	935,007	935,007		935,702	51,262
Commercial
Home equity	790,752	790,752		791,193	27,529
Consumer	2,942	2,942		3,974	280
Construction

Subtotal	$2,576,471	$2,569,747	$	$2,580,607	$112,648

Total impaired loans:
Residential real estate	$1,833,406	$1,778,501	$211,001	$1,822,149	$33,577
Multi-family and commercial
real estate	2,373,865	2,373,865	209,000	2,374,758	91,500
Commercial	46,471	46,471	46,471	41,471	1,554
Home equity	1,194,009	1,194,009	28,000	1,194,450	27,529
Consumer	10,717	10,717	7,775	11,749	280
Construction

Total	$5,458,468	$5,403,563	$502,247	$5,444,577	$154,440

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

5.	LOANS (Continued)

	March 31,
	2011	2010
Non-accrual loans:
Residential real estate	2,973	2,053
Multi-family and commercial
real estate	2,374	3,789
Commercial	46	225
Consumer	11
Construction

Total non-accrual loans	5,404	6,067

Impaired loans	2,438	3,792

Total non-performing loans	7,842	9,859
Real estate owned	771	413

Total non-performing assets	$8,613	$10,272

Non-performing loans as a percentage of loans	4.99%	5.60%

Non-performing assets as a percentage of loans and
real estate owned	8.19%	9.49%

Non-performing assets as a percentage of total assets	6.33%	7.34%

During the year ended March 31, 2011, the Bank experienced a $663,000 net decrease in non-accrual loans.  Thischangereflects the return of eight loan relationships consisting of nine loans totaling $2.4 million to an accruing basis, the transferto real estate owned of two relationships consisting of two loans totaling $671,000 and by total charge offs of three loan relationships representing three loans in the amount of $82,000, partially offset by the downgrading of nine loan relationships to non-accrual status totaling $2.5 million during the year ended March 31, 2011.  The downgraded loans consisted of seven relationships representing residential mortgage and home equity loans totaling $1.5 million, three commercial relationships representing three loans totaling $1 million and one consumer loan of $3,000.

The following table sets forth with respect to the Bank’s allowance for losses on loans:

	March 31,
	2011	2010

Balance at beginning of year	$998,526	$1,546,601
Provision:
Commercial	20,901	(159,074)
Commercial real estate	(1,741)	886,975
Residential real estate	413,160	125,290
Consumer	7,780	286,809

Total Provision	$440,100	$1,140,000

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

5.	LOANS (Continued)

	March 31,
	2011	2010
Charge-Offs:
Commercial	143,491	1,318,282
Residential real estate	30,914
Consumer	31,601	419,322
Recoveries	(53,681)	(49,529)

Total Net Charge-Offs	152,325	1,688,075

Balance at end of year	$1,286,301	$998,526

Year-end loans outstanding	$105,224,565	$108,269,647

Average loans outstanding	$105,400,000	$107,341,000

Allowance as a percentage of year-end loans	1.22%	.92%

Net charge-offs as a percentage of average loans	0.15%	1.57%

Additional details for changes in the allowance for loan by loan portfolio as of March 31, 2011 are as follows:

Allowance for Loan Losses

		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Total

Balance, beginning of year	$100,584	$681,621	$125,290	$91,031	$998,526
Loan charge-offs	(51,063)	(92,429)	(30,914)	(31,601)	(206,007)
Recoveries		8,377		45,305	53,682
Provision for loan losses	20,901	(1,741)	413,160	7,780	440,100

Balance, end of year	$70,422	$595,828	$507,536	$112,515	$1,286,301

The Bank prepares an allowance for loan loss model on a quarterly basis to determine the adequacy of the allowance.  Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications.  The Bank’s historic loss rates and the loss rates of peer financial institutions are also considered.  In evaluating the Bank’s allowance for loan loss, the Bank maintains a loan committee consisting of senior management and the Board of Directors that monitors problem loans and formulates collection efforts and resolution plans for each borrower.  On a monthly basis, the loan committee meets to review each problem loan and determine if there has been any change in collateral value due to changes in market conditions.  Each quarter, when calculating the allowance for loan loss, the loan committee reviews an updated loan impairment analysis on each problem loan to determine if a specific provision for loan loss is warranted.  Management reviews the most recent appraisal on each loan adjusted for holding and selling costs.  In the event there is not a recent appraisal on file, the Bank will use the aged appraisal and apply a discount factor to the appraisal and then adjust the holding and selling costs from the discounted appraisal value.  At March 31, 2011, the Bank maintained an allowance for loan loss ratio of 1.22% to year end loans outstanding.  On a linked basis, non-performing assets have decreased by $1,619,000 over their stated levels at March 31, 2010 representing a non-performing asset to total asset ratio of 6.33% at March 31, 2011 as compared to a non-performing asset to total asset ratio of 7.34% at March 31, 2010.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

5.	LOANS (Continued)

The Bank’s charge-off policy states that any asset classified loss shall be charged-off within thirty days of such classification unless the asset has already been eliminated from the books by collection or other appropriate entry.  On a quarterly basis, the loan committee will review past due, classified, non-performing and other loans, as it deems appropriate, to determine the collectability of such loans.  If the loan committee determines a loan to be uncollectable, the loan shall be charged to the allowance for loan loss.  In addition, upon reviewing the collectability, the loan committee may determine a portion of the loan to be uncollectable; in which case that portion of the loan deemed uncollectable will be partially charged-off against the allowance for loan loss.

For the year ending March 31, 2011, the Bank experienced 6 charge-offs relating to 6 loan relationships totaling $62,515 and 4 partial charge-offs relating to 4 loan relationships totaling $143,491 as compared to charge-offs of31 loans representing 30 relationships totaling $1,737,604 for the year ended March 31, 2010.

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its officers and directors.  In the opinion of management, transactions with directors were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Bank.  Officers of the Company are entitled to 1% loan discount, under a Bank-wide employee discount program, from those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Bank.  Loans to such borrowers are summarized as follows:

	March 31,
	2011	2010

Balance, beginning of year	$1,008,961	$891,150
Payments	(433,095)	(16,744)
Borrowings		134,555

Balance, end of year	$575,866	$1,008,961

6.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying statement of financial condition.  The unpaid principal balances of these loans at March 31, 2011 and 2010 are summarized as follows:

	March 31,
	2011	2010
Mortgage Loan Servicing Portfolio:
Mortgage Partnership
Finance FHLB New York	$416,553	$425,947

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

7.	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at March 31, 2011 and 2010 consists of the following:

	March 31,
	2011	2010

Loans	$377,631	$406,445
Investment securities	65,867	62,826
Mortgage backed securities	15,026	23,411

	$458,524	$492,682

8.	PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2011 and 2010 consists of the following:

	March 31,
	2011	2010

Land	$1,451,203	$1,451,203
Buildings	6,808,979	6,806,760
Furniture, fixtures and equipment	1,881,320	1,948,305
	10,141,502	10,206,268
Accumulated depreciation	(2,743,487)	(2,482,298)

	$7,398,015	$7,723,970

Depreciation expense amounted to $343,936 and $341,858 for the years ended March 31, 2011 and 2010, respectively.

9.	FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank System.  As a member, the Bank maintains an investment in the capital stock of the Federal Home Loan Bank of New York in an amount not less than 1% of its outstanding home loans or 1/20 of its outstanding notes payable, if any, to the Federal Home Loan Bank of New York, whichever is greater, as calculated December 31 of each year.

10.	DEPOSITS

Deposit account balances at March 31, 2011 and 2010 are summarized as follows:

	March 31, 2011
		Weighted Average	Percent of
	Amount	Interest Rate	Portfolio

Non interest bearing accounts	$4,161,255		3.44
Interest bearing checking accounts	13,136,424	0.49%	10.87
Passbook savings accounts	15,572,055	0.40	12.89
Money Market accounts	23,824,162	0.82	19.71
Club accounts	153,621	0.40	0.13
	56,847,517		47.04

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

10.	DEPOSITS (Continued)

	March 31, 2011
		Weighted Average	Percent of
	Amount	Interest Rate	Portfolio

Certificates of Deposits:
0.10% to 0.99%	5,359,163	0.78	4.44
1.00% to 1.99%	34,758,404	1.39	28.76
2.00% to 2.99%	13,226,418	2.50	10.95
3.00% to 3.99%	10,645,784	3.72	8.81
4.00% to 4.99%	5,124	4.82

	63,994,893		52.96

	$120,842,410		100.00%

	March 31, 2010
		Weighted Average	Percent of
	Amount	Interest Rate	Portfolio

Non interest bearing accounts	$3,940,884		3.10
Interest bearing checking accounts	9,922,308	0.84%	7.80
Passbook savings accounts	14,707,503	0.45	11.57
Money Market accounts	27,658,755	1.27	21.75
Club accounts	143,428	0.40	0.11
	56,372,878		44.33

Certificates of Deposits:
1.00% to 1.99%	13,055,308	1.68	10.27
2.00% to 2.99%	35,128,582	2.33	27.63
3.00% to 3.99%	12,722,497	3.29	10.00
4.00% to 4.99%	9,884,317	4.11	7.77
	70,790,704		55.67

	$127,163,582		100.00%

The aggregate amount of time deposits including certificates of deposits with a minimum denomination of $100,000 or more was approximately $18,002,000 and $21,273,000 at March 31, 2011 and 2010, respectively.

Scheduled maturities of certificates of deposits at March 31, 2011 and 2010 are as follows:

	March 31,
	2011		2010

2011	$		$47,899,059
2012		42,877,600	13,283,879
2013		11,984,042	5,231,818
2014		4,797,660	2,012,811
2015		2,249,478	2,363,137
2016 and thereafter		2,086,113

		$63,994,893	$70,790,704

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

10.	DEPOSITS (Continued)

The Bank held deposits from officers and directors of approximately $182,000 and $225,000 at March 31, 2011 and 2010, respectively.  These transactions were on the same terms as those prevailing at the time of comparable transactions with other persons.

11.	LINE OF CREDIT FROM ATLANTIC CENTRAL BANKERS BANK

The Bank maintains a line of credit with Atlantic Central Bankers Bank at a rate to be determined by the lender when funds are borrowed.  At March 31, 2011 and 2010, the outstanding balance on the unsecured line of credit was $1,000,000 and

$-0-, respectively. The interest rate at March 31, 2011 was 1.5%.

12.	ADVANCES FROM FEDERAL HOME LOAN BANK

As of March 31, 2011, the Bank had a borrowing capacity in a combination of term advances and overnight borrowings of up to $7,759,090 at the FHLB of New York.

Advances from the Federal Home Loan Bank of New York are as follows:

Maturity		Interest
Date	Rate	March 31, 2011	March 31, 2010

April 7, 2011	0.34%	$1,100,000	$-0-

Specific repos and other securities, with balances approximating $8,100,000 and $8,800,000 at March 31, 2011 and 2010, respectively, were pledged to the FHLB of New York as collateral.

13.	INCOME TAXES

The Company is subject to federal income tax and New Jersey state income tax.

The Company and subsidiary file a consolidated federal income tax return. The Company’s consolidated provision for income taxes for the years ended March 31, 2011 and 2010 consists of the following:

	Years Ended
	March 31,
	2011	2010

Income Tax Expense (benefit)
Current federal tax expense (benefit)
Federal	$3,700	$(13,500)
State	3,500	2,500
Deferred tax (benefit)
Federal	224,500	(356,800)
State	57,383	(114,646)

	$289,083	$(482,446)

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

13.	INCOME TAXES (Continued)

Valuation Allowance

Since the year ending March 31, 2007, the Company reported significant cumulative losses and generated substantial net operating losses for federal and state income tax purposes.  To date, the Company has been able to utilize a substantial portion of its federal net operating losses by carrying these losses back five years.  The remaining unused federal net operating losses can be carried forward for a maximum of twenty years.  Due to the extensive carryforward period, among other things, the Company concluded that it was more likely than not that the federal net operating loss carryforwards would eventually be realized.

The Company’s state net operating losses for tax years ended December 31, 2007 and December 31, 2008 are limited to a carryforward period of seven years.  Due to the limited carryforward period for these losses, among other things, the Company concluded in the past that it was more likely than not that these losses would not be utilized and therefore, the Company recorded a tax asset valuation allowance of $120,000 and $80,000 for the fiscal years ended March 31, 2008 and 2009, respectively.

For the year ended March 31, 2011, the Company determined that it is more likely than not that the Company will generate sufficient taxable income to realize our deferred tax assets, including the state net operating loss carryforwards.  In addition, the state has extended the net operating loss carryforward period for losses sustained for tax years ending December 31, 2009 and beyond to a period of twenty years.

As a result of the above, the Company reversed its $200,000 deferred tax asset valuation allowance for the year ended March 31, 2010.

The consolidated provision for income taxes for the years ended March 31, 2011 and 2010 differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

	Years Ended
	March 31,
	2011	2010

Expected federal tax provision (benefit) at 34% rate	$257,356	$(101,760)
State income tax effect	33,861	(178,659)
Bank owned life insurance	(1,938)	(2,027)
Municipal bond interest	(196)
Decrease in deferred tax asset valuation allowance		(200,000)

Income tax (benefit)	$289,083	$(482,446)

Effective tax rate (benefit)	38.0%	( 161.2%)

A summary of deferred tax assets and liabilities as of March 31, 2011 and 2010 are as follows:

	March 31,
	2011	2010
Deferred tax assets:
Accrued pension costs	$9,600	$4,700
Accrued post retirement medical plan	7,300	13,200
Accrued retirement plan	21,700	27,500
Allowance for loan losses	439,000	338,400
Directors’ benefit plans	111,300	102,900
FASB 158 – unrecognized transition costs	31,400	31,400
Net operating loss carry forward	186,000	609,728
Unrealized losses on securities available-for-sale	500
Non accrual interest	29,000
Total deferred tax assets	$835,800	$1,127,828

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

13.	INCOME TAXES (Continued)

	March 31,
	2011		2010

Deferred tax liabilities:
Accumulated depreciation	$	(87,900)	$(97,900)
Unrealized gains on securities
available-for-sale			(900)

Total deferred tax liabilities		(87,900)	(98,800)

NET DEFERRED TAX ASSETS		$747,900	$1,029,028

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

In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.  Tax years 2007 through 2010 remain subject to examination by Federal and New Jersey taxing authorities.

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

The Company has state net operating loss carry forwards of approximately $2,070,000 at March 31, 2011.

14.	EMPLOYEE BENEFITS

Cash/Deferred Profit Sharing Plan

The Bank maintains a cash/deferred profit sharing plan covering all full time employees with one year of service and who are at least twenty-one years of age.  Participants enter the Plan on the 1st of January or 1st of July subsequent to meeting the above requirements.

The Bank may contribute up to 10% of the annual compensation of each eligible employee. The Bank’s contribution to the plan was $-0- for the years ended March 31, 2011 and 2010.

Retirement Incentive Plan

A retired officer of the Bank is covered by a Retirement Incentive Plan that pays him $1,416.67 per month for ten years from the date of retirement at age sixty-five.

To fund the above benefit, the Bank has purchased and is the sole beneficiary of a life insurance policy on the life of the officer.  The cash surrender value of this policy was $141,703 and $136,004 as of March 31, 2011 and 2010, respectively, and is reflected on the consolidated statement of financial position as Bank-owned life insurance.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

14.	EMPLOYEE BENEFITS (Continued)

Delanco Bancorp, Inc. 2008 Equity Incentive Plan

On May 19, 2008, the Board of Directors adopted, and the stockholders approved on August 18, 2008, the Delanco Bancorp,Inc. 2008 Equity Incentive Plan.

The Board of Directors has reserved a total of 112,141 shares of common stock for issuance upon the grant or exercise of awards made pursuant to the 2008 Plan.  All the Company’s employees, officers, and directors are eligible to participate inthe 2008 Plan.  As of March 31, 2011, no awards have been made under the 2008 Plan.

15.	BOARD OF DIRECTORS’ RETIREMENT PLAN

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

Net pension expense was $39,264 and $43,488 for years ended March 31, 2011 and 2010, respectively. The components of net pension cost are as follows:

	Years Ended
	March 31,
	2011	2010

Service cost	$3,712	$7,780
Interest cost	20,208	20,516
Return on assets	152
Net amortization and deferral	15,192	15,192

Net periodic pension cost	$39,264	$43,488

The following table presents a reconciliation of the funded status of the defined benefit pension plan at March 31, 2011 and 2010:

	March 31,
	2011	2010

Accumulated benefit obligation	$345,897	$333,832
Projected benefit obligation	349,374	335,542
Fair value of plan assets	-0-	-0-
Unfunded projected benefit obligation	349,374	335,542

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

15.	BOARD OF DIRECTORS’ RETIREMENT PLAN (Continued)

The following table presents a reconciliation of benefit obligations and plan assets:

	March 31,
	2011	2010
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$335,542	$276,395
Service cost	3,712	7,780
Interest cost	20,208	20,516
Actuarial (gain) loss	7,863	43,262
Benefits paid	(17,951)	(12,411)
Benefit obligation at end of year	$349,374	$335,542

	March 31,
	2011	2010
Change in Plan Assets
Fair value of Plan assets at beginning of year	$-0-	$-0-
Actual return on Plan assets	-0-	-0-
Employer contributions	17,951	12,411
Benefits paid	(17,951)	(12,411)
Fair value of Plan assets at end of year	$-0-	$-0-

Actuarial assumptions used in determining pension amounts are as follows:

	Years Ended
	March 31,
	2011	2010

Discount rate for periodic pension cost	6.25%	7.50%
Discount rate for benefit obligation	6.00%	6.25%
Rate of increase in compensation levels
and social security wage base	4.00%	4.00%
Expected long-term rate of return on
plan assets	N/A	N/A

16.	EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

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

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

16.	EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) (Continued)

All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loan is repaid.  Unallocated common stock purchased by the ESOP is recorded as a reduction of stockholders’ equity at cost.  As of March 31, 2011, the Company had allocated a total of 12,816 shares from the suspense account to participants.  The Company recognized compensation expense related to the ESOP of $12,816 and $5,607 for the years ended March 31, 2011 and 2010, respectively.

17.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation for the years ended March 31, 2011 and 2010:

	2011	2010
Numerator:
Net income	$467,847	$183,151
Denominator:
Basic number of shares	1,583,460	1,580,256
Dilutive effect of options	-	-
Diluted number of shares	1,583,460	1,580,256
Earnings per share:
Basic earnings per share	$0.30	$0.12
Diluted earnings per share	$0.30	$0.12

As of March 31, 2011, the Company did not have any outstanding stock options.

18.	FAIR VALUES OF FINANCIAL INSTRUMENTS

ASC Topic No. 820, “Fair Value Measurements and Disclosures” establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements.  ASC Topic No. 820 does not require any new fair value measurements.  The adoption of ASC Topic No. 820 did not have a material impact on the Company’s consolidated financial statements.

ASC Topic No. 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

Level 1: Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly orindirectly.  Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.

Level 3: Level 3 inputs are unobservable inputs.

The fair value of securities available for sale are determined by obtaining quoted prices on a nationally recognized securities exchange (Level 1 inputs) of matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

18.	FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at Reporting Date Using

	Quoted Prices	Significant	Significant
	in Active	Other	Other
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

March 31, 2011
Available-for-sale
securities	$248,062	NONE	NONE

March 31, 2010
Available-for-sale
securities	$258,163	NONE	NONE

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2011 and 2010 are as follows:

	Fair Value Measurements at Reporting Date Using

	Quoted Prices	Significant	Significant
	in Active	Other	Other
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2011
Impaired loans	$	$5,458,468	$
Real estate owned		770,639

Total	NONE	$6,229,107	$ NONE

March 31, 2010
Impaired loans	$	$7,559,115	$
Real estate owned		412,969

Total	NONE	$7,972,084	$ NONE

The fair value of impaired loans and real estate owned with specific allocations of the allowance for loan losses is generallybased on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

18.	FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The following required disclosure of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is requiredto interpret market data to develop the estimates of fair value.  Accordingly, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash and cash equivalents, accrued interest receivable, and accrued interest payable

The items are generally short-term in nature, and accordingly, the carrying amounts reported in the consolidated statements of financial condition are reasonable approximations of their fair values.

Investment securities

Fair values for investment securities are based on quoted market prices, if available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

Real estate owned

The carrying amounts approximate the fair value.

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

Lines of Credit from Atlantic Central Bankers Bank and Advances from Federal Home Loan Bank

The carrying amounts approximate the fair value.

Accrued interest

The carrying amounts of accrued interest approximate the fair values.

Advanced payments by borrowers for taxes and insurance (escrows)

The carrying amounts of escrow accounts approximate fair value.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

18.	FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Off-balance sheet instruments

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding.  Therefore, these instruments have nominal value prior to funding.

As required by ASC Topic No. 825-10-65, the estimated fair value of financial instruments at March 31, 2011 and 2010 are as follows:

	March 31, 2011		March 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$5,662,629	$5,662,629	$4,883,669	$4,883,669
Investment securities	15,945,358	15,928,871	16,615,297	17,064,262
Loans - net	103,867,330	107,877,000	107,204,042	111,865,000
FHLB stock	274,700	274,700	206,700	206,700
Accrued interest
receivable	458,524	458,524	492,682	492,682
Real estate owned	770,639	770,639	412,969	412,969
Total financial assets	$126,979,180	$130,972,363	$129,815,359	$134,925,282

Financial Liabilities:
Deposits	120,842,410	122,053,000	127,163,582	128,742,000
Line of credit from ACBB	1,000,000	1,000,000
Advances from FHLB	1,100,000	1,100,000
Advance payments by
borrowers for taxes
and insurance	394,864	394,864	424,291	424,291
Accrued interest payable	22,658	22,658	45,580	45,580
Total financial liabilities	$123,359,932	$124,570,522	$127,633,453	$129,211,871

	March 31, 2011		March 31, 2010
	Contract	Estimated	Contract	Estimated
	Value	Fair Value	Value	Fair Value
Off-balance sheet instruments:
Commitments to
extend credit	$5,706,000	$5,706,000	$1,526,000	$1,526,000

19.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

19.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (Continued)

Financial instruments whose contract amount represents credit risk were as follows:

	March 31,
Commitments to Extend Credit	2011	2010

Home equity line of credit	$4,407,000	$439,000
Commercial line of credit	1,298,000	1,086,000
Consumer line of credit	1,000	1,000
	$5,706,000	$1,526,000

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

20.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  It is the opinion ofmanagement that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverseeffect on the consolidated financial position of the Company.

The Bank had outstanding commitment to originate loans as of March 31, 2011 as follows:

	March 31, 2011
	Fixed-	Variable-
	Rate	Rate	Total

First-mortgage	$2,303,000	$	$2,303,000

21.	REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of:  total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined).   Management believes that, as of March 31, 2011, the Bank met all capital adequacy requirements to which it was subject.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

21.	REGULATORY CAPITAL (Continued)

As of March 31, 2011, the most recent notification from the OTS, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To remain categorized as adequately capitalized, the Bank would have to maintain minimum total risk-based, Tier I risk-based, Tier I leverage and Tangible Capital to adjusted total assets ratios as disclosed in the table below.  There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios as of March 31, 2011 and 2010 are as follows:

			For Capital Adequacy
			Purposes and to Be
			Adequately Capitalized
			Under the Prompt Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount		Ratio
As of March 31, 2011:
Total Risk-Based Capital
(to Risk-Weighted Assets)	$12,579,000	14.52%	≥$	6,932,240	≥ 8.0%
Tier I Capital
(to Risk-Weighted Assets)	11,795,000	13.61%	≥	3,466,120	≥ 4.0%
Tier I Capital
(to Adjusted Total Assets)	11,795,000	8.67%	≥	5,443,720	≥ 4.0%
Tangible Capital
(to Adjusted Total Assets)	11,795,000	8.67%	≥	2,041,395	≥ 1.5%

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

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

22.	CEASE AND DESIST ORDER

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