Form 10-Q
period 2011-06-30
Delanco Bancorp, Inc
filed 2011-08-15
CIK 1382413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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
Yes    ☐                No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer	[ ]
Non-accelerated filer [ ]	Smaller reporting company	[X ]

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
No ☒

As of August 10, 2011 there were 1,634,725 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Index

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition at
	June 30, 2011 (Unaudited) and March 31, 2011	1

	Consolidated Statements of Operations for the three months
	ended June 30, 2011 and 2010 (Unaudited)	2

	Consolidated Statements of Stockholders’ Equity for the three months
	ended June 30, 2011 (Unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended
	June 30, 2011 and 2010 (Unaudited)	4

	Notes to Unaudited Consolidated Financial Statements
		6
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A. Risk Factors		27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults upon Senior Securities	27

Item 4.	[Removed and Reserved]	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signatures

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	June 30, 2011	March 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$644,940	$658,449
Interest-bearing deposits	4,388,669	5,004,180
Total cash and cash equivalents	5,033,609	5,662,629
Investment securities:
Securities held-to-maturity (fair value $15,452,730 and $15,680,809 at June 30, 2011 and March 31,2011, respectively)	15,265,702	15,696,063
Securities available-for-sale (amortized cost of $247,494 and $249,295 at June 30, 2011 and March 31, 2011, respectively)	250,726	248,062
Total investment securities	15,516,428	15,944,125
Loans, net of allowance for loan losses of $1,366,262 at June 30, 2011 (unaudited), $1,286,301 at March 31, 2011	105,510,844	103,867,330
Accrued interest receivable	484,580	458,524
Premises and equipment, net	7,315,632	7,398,015
Federal Home Loan Bank, at cost	264,100	274,700
Deferred income taxes	737,010	747,900
Bank-owned life insurance	147,508	141,703
Real estate owned	369,300	770,639
Other assets	757,176	906,834
Total assets	$136,136,187	$136,172,399

LIABILITIES
Deposits
Non-interest bearing deposits	4,854,098	4,161,255
Interest bearing deposits	116,825,464	116,681,155
Total deposits	121,679,562	120,842,410

Line of credit from Atlantic Central Bankers Bank	─	1,000,000
Advances from Federal Home Loan Bank	1,000,000	1,100,000
Accrued interest payable	23,106	22,658
Advance payments by borrowers for taxes and insurance	424,464	394,864
Other liabilities	677,378	599,146
Total liabilities	123,804,510	123,959,078

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized; no shares issued	─	
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding	$16,347	$16,347
Additional paid-in capital	6,606,577	6,606,577
Retained earnings, substantially restricted	6,261,999	6,150,811
Unearned common stock held by employee stock ownership plan	(512,648)	(512,648)
Accumulated other comprehensive (Loss)	(40,598)	(47,766)
Total stockholder’s equity	12,331,677	12,213,321
Total liabilities and stockholders’ equity	$136,136,187	$136,172,399

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2011	2010
INTEREST INCOME
Loans	1,408,375	1,518,180
Investment securities	137,177	178,316
Total interest income	1,545,552	1,696,496

INTEREST EXPENSE
Interest-bearing checking accounts	14,861	23,330
Passbook and money market accounts	70,319	102,533
Certificates of deposits	290,670	424,106
Federal Home Loan Bank Advances	77	─
Total interest expense	375,927	549,969

Net interest income	1,169,625	1,146,527
Provision for loan losses	75,000	150,000
Net interest income after provision for loan losses	1,094,625	996,527

NONINTEREST INCOME
Income from bank-owned life insurance	5,805	5,699
Gain (loss) on sale of real estate owned	(56,018)	-
Service charges	39,069	35,429
Rental income	2,850	─
Other	4,143	2,945
Total noninterest income	(4,151)	44,073

NONINTEREST EXPENSE
Salaries and employee benefits	400,871	409,610
Advertising	5,008	4,852
Office supplies, telephone and postage	21,920	18,989
Loan expense	5,382	289
Net occupancy expense	168,478	165,749
Federal insurance premiums	98,924	72,684
Data processing expenses	52,651	32,119
ATM expenses	5,230	4,153
Bank charges and fees	17,778	24,746
Insurance and surety bond premium	20,928	14,112
Dues and subscriptions	6,623	7,596
Professional fees	59,227	62,167
Real estate owned expense…	8,982	4,453
Other	28,292	35,569
Total noninterest expense	900,294	857,088

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	190,180	183,512

Income taxes	78,992	51,736

NET INCOME (LOSS)	$111,188	$131,776

INCOME (LOSS) PER COMMON SHARE	$0.07	$0.08

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional		Unearned Employee Stock	Accumulated Other-	Total
	Shares	Amount	Paid-in Capital	Retained Earnings	Ownership Plan	Comprehensive Income (Loss)	Stockholders’ Equity

Balance at March 31, 2011	1,634,725	$16,347	$6,606,577	$6,150,811	$(512,648)	$(47,766)	$12,213,321
Comprehensive income
Net loss
Other comprehensive income, net of tax:				111,188			111,188
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $(1,292)						7,168	7,168

Total comprehensive income				111,188			118,356

Balance at June 30, 2011	1,634,725	$16,347	$6,606,577	$6,261,999	$(512,648)	$(40,598)	$12,331,677

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended June 30,
	2011	2010
Cash flow from operating activities
Net Income (Loss)	$111,188	$131,776
Adjustments to reconcile net income (loss) to net cash provided by (uses in) operating activities:
Deferred income taxes	13,593	51,346
Depreciation	85,983	85,977
Discount accretion net of premium amortization	(304)	(3,645)
Provision for loan losses	75,000	150,000
Income from bank owned life insurance	(5,805)	(5,699)
Loss on sale of real estate owned	56,018	─

Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	(26,056)	20,776
Other assets	149,658	114,318
Prepaid income taxes	─	(1,690)
Increase (decrease) in:
Accrued interest payable	449	(6,610)
Other liabilities	78,233	43,545
Net cash provided by operating activities	$537,957	$580,094

Cash flows from investing activities
(Purchases),sales of securities available-for-sale	1,800	3,792
Purchases of securities held-to-maturity	─	(4,000,000)
Proceeds from maturities and principal repayments of securities held-to-maturity	430,665	5,610,705
Sales (Purchase) of investment required by law – stock in Federal Home Loan Bank	10,600	(18,500)
Net increase in loans	(1,718,515)	1,097,586
Purchases of premises and equipment	(3,600)	─
Proceeds from sale of real estate owned	345,321	─
Net cash provided (used in) investing activities	$(933,729)	$2,693,583

Cash flows from financing activities
Net increase (decrease) in deposits	837,152	(2,034,309)
Net increase in advance payments by borrowers for taxes and insurance	29,600	(10,053)
Increase (decrease) in advances	(1,100,000)	─

Net cash provided by (used in) financing activities	$(233,248)	$(2,044,362)

(continued)

	Three Months Ended June 30,
	2011	2010

Net increase (decrease) in cash and cash equivalents	(629,020)	$1,229,315

Cash and cash equivalents, beginning of the period	5,662,629	4,883,669

Cash and cash equivalents, end of period	5,033,609	$6,112,984

Supplemental Disclosures:

Cash paid during the period for interest	$375,478	$556,579

Cash paid during the period for income taxes	1,750	2,080

Loans transferred to foreclosed real estate during the period	─	187,253

Total increase in unrealized gain on securities available-for-sale	$768	$948

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
June 30, 2011

  (1)           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP).  However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-K for the year ended March 31, 2011.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of Delanco Federal Savings Bank’s (the “Bank”) Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 30 basis points.

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

Federal tax years 2007 through 2010 remain subject to examination as of June 30, 2011, while tax years 2007 through 2010 remain subject to examination by state taxing jurisdictions. In the event the Bank is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,
	2011	2010
Numerator	$111,188	$131,776
Denominators:
Basic shares outstanding	1,583,460	1,580,256
Effect of dilutive securities	─	─
Dilutive shares outstanding	1,583,460	1,580,256
Earnings per share:
Basic	$.07	$.08
Dilutive	$.07	$.08

(6)Cease and Desist Order

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

●
maintain (i) a tier 1 (core) capital to adjusted total assets ratio of at least 6.0% and (ii) a total risk-based capital to risk-weighted assets ratio of at least 10.0% after the funding of an adequate allowance for loan and lease losses;

●
If the Bank fails to meet these capital ratio requirements at any time, within 15 days thereafter prepare a written contingency plan detailing actions to be taken, with specific time frames, providing for (i) a merger with another federally insured depository institution or holding company thereof,  or (ii) voluntary liquidation;

●	prepare a problem asset plan that will include strategies, targets and timeframes to reduce the Bank’s level of criticized assets and nonperforming loans;

●
within 30 days after the end of each quarter, beginning with the quarter ending June 30, 2010, prepare a quarterly written asset status report that will include the requirements contained in the Order;

●
prepare an updated business plan that will include the requirements contained in the Order and that also will include strategies to restructure the Bank’s operations, strengthen and improve the Bank’s earnings, reduce expenses and achieve positive core income and consistent profitability;

●	restrict quarterly asset growth to an amount not to exceed net interest credited on deposit liabilities for the prior quarter without the prior non-objection of the OTS;

●
refrain from making, investing in or purchasing any new commercial loans without the prior non-objection of the OTS (the Bank may refinance, extend or otherwise modify any existing commercial loans, so long as no new loan proceeds are advanced as part of the transaction);

●	cease to accept, renew or roll over any brokered deposit or act as a deposit broker, without the prior written waiver of the Federal Deposit Insurance Corporation;

●	not make any severance or indemnification payments without complying with regulatory requirements regarding such payments; and

●	comply with prior regulatory notification requirements for any changes in directors or senior executive officers.

The Order, which replaces the Supervisory Agreement previously entered into between the Bank and the OTS, will remain in effect until terminated, modified, or suspended in writing by the OTS.

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of June 30, 2011, the Bank has entered into formal forbearance agreements with ten relationships totaling $4.1 million that require current payments while the borrowers restructure their finances.

At June 30, 2011, the Bank’s tier 1 (core) capital to adjusted total assets ratio was 8.76% and its total risk-based capital to risk-weighted assets ratio was 14.67%. At June 30, 2011, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

On July 23, 2010 the Bank received a non-objection from the OTS regarding the updated business plan that it submitted under the requirements of the Order.

(7)           Recent Accounting Pronouncements

Below is a discussion of recent accounting pronouncements.  Recent pronouncements not discussed below were deemed to not be applicable to the Company.

In July 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Codification Update for disclosures about the credit quality of financing receivables and the allowance for credit losses. This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposure and evaluating the adequacy of its allowance for credit losses. This update requires an entity to disclose the nature of credit risk inherent in the entity’s portfolio of financing receivables and how that risk is analyzed and assessed in arriving at the allowance for credit losses. The changes and reason for the changes in the allowance for credit losses should also be disclosed. This update also requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, the amendments in this update require an entity to disclose credit quality indicators, past due information, and modifications of its financial receivables. These improvements will help financial statement users assess an entity’s credit risk exposures and its allowance for credit losses. This update is effective for interim and annual reporting periods ending December 15, 2010. The required disclosures have been adopted by the Company for the interim period beginning December 15, 2010.

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

●	Level 3	Level 3 inputs are unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
June 30, 2011
Available-for-sale securities	$251	NONE	NONE

March 31, 2011
Available-for-sale securities	$248	NONE	NONE

Assets and Liabilities on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2011 and March 31, 2011 are as follows (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
June 30, 2011
Impaired loans	$		$5,777	$
Real estate owned			369
Total	$	NONE	$6,146	$	NONE

March 31, 2011
Impaired loans	$		$4,956	$
Real estate owned			771
Total	$	NONE	$5,727	$	NONE

The fair value of impaired loans and real estate owned with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

Off-balance sheet instruments

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding.  Therefore, these instruments have nominal value prior to funding.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at June 30, 2011 and March 31, 2011 was as follows:

	June 30, 2011		March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$5,034	$5,034	$5,663	$5,663
Investment securities	15,513	15,703	15,945	15,929
Loans – net	105,511	109,288	103,867	107,877
FHLB stock	264	264	275	275
Accrued interest receivable	485	485	459	459
Real estate owned	369	369	771	771
Total financial assets	$127,176	$131,143	$126,979	$130,973

Financial Liabilities:
Deposits	121,680	122,065	120,842	122,053
Line of credit from ACBB	-	-	1,000	1,000
Advances from FHLB	1,000	1,000	1,100	1,100
Advance payments by borrowers for taxes and insurance	424	424	395	395
Accrued interest payable	23	23	23	23
Total financial liabilities	$123,127	$123,512	$123,360	$124,571

	June 30, 2011		March 31, 2011
	Contract Value	Estimated Fair Value	Contract Value	Estimated Fair Value
Off-balance sheet instruments
Commitments to extend credit	$5,567	$5,567	$5,706	$5,706

(9)	Loans

The Bank monitors and assesses the credit risk of its loan portfolio using the classes set forth below.  These classes also represent the segments by which the Bank monitors the performance of its loan portfolio and estimates its allowance for loan losses.

Residential real estate loans consist of loans secured by one to four family residences located in the Bank’s market area.  The Bank has originated one to four family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance.  A mortgage loan originated by the Bank, for owner occupied property, whether fixed rate or adjustable rate, can have a term of up to 30 years.  Non-owner occupied property, whether fixed rate or adjustable rate, can have a term of up to 30 years.  Adjustable rate loan terms limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan based on the type of loan.

Commercial real estate loans are generally originated in amounts up to the lower of 80% of the appraised value or cost of the property and are secured by improved property such as multi-family dwelling units, office buildings, retail stores, warehouses, church buildings and other non-residential buildings, most of which are located in the Bank’s market area.  Commercial real estate loans are generally made with fixed interest rates which mature or reprice in 5 to 7 years with principal amortization of up to 25 years.

Commercial loans include short and long-term business loans and commercial lines of credit for the purposes of providing working capital, supporting accounts receivable, purchasing inventory and acquiring fixed assets.  The loans generally are secured by these types of assets as collateral and /or by personal guarantees provided by principals of the borrowers.

Construction loans will be made only if there is a permanent mortgage commitment in place.  Interest rates on commercial construction loans are typically in line with normal commercial mortgage loan rates, while interest rates on residential construction loans are slightly higher than normal residential mortgage loan rates.  These loans usually are adjustable rate loans and generally have terms of up to one year.

Consumer loans include installment loans and home equity loans, secured by first or second mortgages on homes owned or being purchased by the loan applicant.  Home equity term loans and credit lines are credit accommodations secured by either a first or second mortgage on the borrower’s residential property.  Interest rates charged on home equity term loans are generally fixed; interest on credit lines is usually a floating rate related to the prime rate.  The Bank generally requires a loan to value ratio of less than or equal to 80% of the appraised value, including any outstanding prior mortgage balance.

Loans at June 30, 2011 and March 31, 2011 are summarized as follows (dollars in thousands):

	June 30,	March 31,
	2011	2011

Residential (one-to four-family) real estate	$64,870	$62,875
Multi-family and commercial real estate	21,763	21,866
Commercial	1,535	1,736
Home equity	17,441	17,347
Consumer	958	1,026
Construction	376	374
Total loans	106,943	105,224
Net deferred loan origination fees	(66)	(71)
Allowance for loan losses	(1,366)	(1,286)
	(1,432)	(1,357)
Loans, net	$105,511	$103,867

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds.  At June 30, 2011, the loans-to-one-borrower limitation was $1.81 million; this excluded an additional 10% of adjusted capital funds or approximately $1.2 million, which may be loaned if collateralized by readily marketable securities.  At June 30, 2011, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

A summary of the Bank’s credit quality indicators is as follows:

Pass – A credit which is assigned a rating of Pass shall exhibit some or all of the following characteristics:

a.
Loans that present an acceptable degree of risk associated with the financing being considered as measured against earnings and balance sheet trends, industry averages, etc.  Actual and projected indicators and market conditions provide satisfactory evidence that the credit will perform as agreed.

b.	Loans to borrowers that display acceptable financial conditions and operating results. Debt service capacity is demonstrated and future prospects are considered good.

c.
Loans to borrowers where a comfort level is achieved by the strength of the cash flows from the business or project and the strength and quantity of the collateral or security position (i.e.; receivables, inventory and other readily marketable securities) as supported by a current valuation and/or the strong capabilities of a guarantor.

Special Mention – Loans on which the credit risk requires more than ordinary attention by the Loan Officer.  This may be the result of some erosion in the borrower’s financial condition, the economics of the industry, the capability of management, or changes in the original transaction.  Loans which are currently sound yet exhibit potentially unacceptable credit risk or deteriorating long term prospects, will receive this classification.  Loans which deviate from loan policy or regulations will not generally be classified in this category, but will be separately reported as an area of concern.

Classified – Classified loans include those considered by the Bank to be substandard, doubtful or loss.

An asset is considered “substandard” if it involves more than an acceptable level of risk due to a deteriorating financial condition, unfavorable history of the borrower, inadequate payment capacity, insufficient security or other negative factors within the industry, market or management.  Substandard loans have clearly defined weaknesses which can jeopardize the timely payment of the loan.

Assets classified as “doubtful” exhibit all of the weaknesses defined under the substandard category but with enough risk to present a high probability of some principal loss on the loan, although not yet fully ascertainable in amount.

Assets classified as “loss” are those considered uncollectible or of little value, even though a collection effort may continue after the classification and potential charge-off.

Non-Performing Loans

Non-performing loans consist of non-accrual loans (loans on which the accrual of interest has ceased), loans over ninety days delinquent and still accruing interest, renegotiated loans and impaired loans.  Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more, unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection.

The following table represents loans by credit quality indicator at June 30, 2011 (dollars in thousands):

	Pass	Special Mention Loans	Classified Loans	Non- Performing Loans	Total
Residential real estate	$62,587	$-	$-	$2,283	$64,870
Multi-family and commercial real estate	14,129	2,023	3,012	2,599	21,763
Commercial	1,197	258	34	46	1,535
Home equity	16,013	-	-	1,428	17,441
Consumer	958	-	-	-	958
Construction	376	-	-	-	376
	$95,260	$2,281	$3,046	$6,356	$106,943

The following table represents past-due loans as of June 30, 2011 (dollars in thousands):

	30-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing		Total Past Due and Still Accruing	Accruing Current Balances	Non-Accrual Balances	Total Loan Balances
Residential real estate	$916	$-		$916	$61,732	$2,222	$64,870
Multi-family and commercial real estate	1,765	-		1,765	17,327	2,598	21,690
Commercial	299	-		299	1,263	46	1,608
Home Equity	175	-		175	15,838	1,428	17,441
Consumer	11	-		11	947	-	958
Construction	-	-		-	376	-	376

Total Loans	$3,166	$-		$3,166	$97,483	$6,294	$106,943

Percentage of Total Loans	2.96%	N/A	%	2.96%	91.15%	5.89%	100.0%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent.  The recognition of interest income on impaired loans is the same for non-accrual loans discussed above.  At June 30, 2011, the Bank had 26 loan relationships totaling $6.3 million in non-accrual loans as compared to 23 relationships totaling $5.5 million at March 31, 2011.  At June 30, 2011, the Bank had 26 impaired loan relationships totaling $6.2 million (included within the non-accrual loans discussed above) in which $2.9 million in impaired loans had a related allowance for credit losses of $579 thousand and $3.2 million in impaired loans in which there is no related allowance for credit losses.  The average balance of impaired loans totaled $6.4 million for the three months ended June 30, 2011 as compared to $5.4 million for the year ended March 31, 2011, and interest income recorded on impaired loans for the three months ended June 30, 2011 totaled $19 thousand as compared to $154 thousand for the year ended March 31, 2011.

The following table represents data on impaired loans at June 30, 2011 and March 31, 2011 (dollars in thousands):

	June 30, 2011	March 31, 2011
Impaired loans for which a valuation allowance has been provided	$2,948	$2,882
Impaired loans for which no valuation allowance has been provided	3,408	2,576
Total loans determined to be impaired	$6,356	$5,458
Allowance for loans losses related to impaired loans	$579	$502
Average recorded investment in impaired loans	$6,355	$5,445
Cash basis interest income recognized on impaired Loans	$19	$154

The following table presents impaired loans by portfolio class at June 30, 2011 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized While On Impaired Status
Impaired loans with a valuation allowance:
Residential real estate	$1,060	$1,060	$211	$1,058	$-
Multi-family and commercial real estate	1,439	1,439	294	1,439	-
Commercial	46	46	46	46	-
Home equity	403	403	28	403	-
Consumer	-	-	-	-	-
Construction	-	-	-	-	-

Subtotal	$2,948	$2,948	$579	$2,946	$-

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$1,223	$1,223	$-	$1,223	$5
Multi-family and commercial real estate	1,160	1,160	-	1,160	9
Commercial	-	-	-	-	-
Home equity	1,025	1,025	-	1,025	5
Consumer	-	-	-	-	-
Construction	-	-	-	-	-

Subtotal	$3,408	$3,408	$-	$3,408	$19

	June 30, 2011	March 31, 2011
Non-accrual loans:
Residential real estate	2,283	1,779
Multi-family and commercial real estate	2,599	2,374
Commercial	46	46
Consumer	-	11
Home Equity	1,428	1,194
Construction	-	-
Total non-accrual loans	6,356	5,404

Impaired loans	2,361	2,438
Total non-performing loans	8,717	7,842
Real estate owned	369	771
Total non-performing assets	9,086	$8,613

Non-performing loans as a percentage of loans	8.12%	7.24%
Non-performing assets as a percentage of loans and real estate owned	8.47%	8.19%
Non-performing assets as percentage of total assets	6.67%	6.33%

During the three months ended June 30, 2011, the Bank experienced an $952 thousand net increase in non-accrual loans.  This change reflects the downgrading of five loan relationships to non-accrual status totaling $900 thousand during the three months ended June 30, 2011.  The downgraded loans consisted of four relationships representing residential mortgage and home equity loans totaling $720 thousand, two commercial relationships representing two loans totaling $225 thousand, partially offset by the return of one loan relationship consisting of one loan totaling $3 thousand to an accruing basis and by total charge offs of one loan relationship representing one loan in the amount of $8 thousand

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):

	June 30, 2011	March 31, 2011

Balance at beginning of period	$1,286	$998
Provision:
Commercial	-	21
Commercial real estate	92	(2)
Residential real estate	(9)	413
Consumer	(8)	8

Total Provision	$75	$440

	June 30, 2011	March 31, 2011
Charge-Offs:
Commercial	-	143
Residential real estate	-	31
Consumer	8	32
Recoveries	(13)	(54)
Total Net Charge-Offs	(5)	152
Balance at end of period	$1,366	$1,286
Period-end loans outstanding	$106,943	$105,225
Average loans outstanding	$105,240	$105,400
Allowance as a percentage of period-end loans	1.28%	1.22%
Net charge-offs as a percentage of average loans	0.0%	0.15%

Additional details for changes in the allowance for loan by loan portfolio as of June 30, 2011 are as follows (dollars in thousands):

Allowance for Loan Losses

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Balance, beginning of year	$70	$596	$508	$112	$1,286
Loan charge-offs				(8)	(8)
Recoveries	13				13
Provision for loan losses		92	(9)	(8)	75

Balance, end of year	$83	$688	$499	$96	$1,366

The Bank prepares an allowance for loan loss model on a quarterly basis to determine the adequacy of the allowance.  Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications.  The Bank’s historic loss rates and the loss rates of peer financial institutions are also considered.  In evaluating the Bank’s allowance for loan loss, the Bank maintains a loan committee consisting of senior management and the Board of Directors that monitors problem loans and formulates collection efforts and resolution plans for each borrower.  On a monthly basis, the loan committee meets to review each problem loan and determine if there has been any change in collateral value due to changes in market conditions.  Each quarter, when calculating the allowance for loan loss, the loan committee reviews an updated loan impairment analysis on each problem loan to determine if a specific provision for loan loss is warranted.  Management reviews the most recent appraisal on each loan adjusted for holding and selling costs.  In the event there is not a recent appraisal on file, the Bank will use the aged appraisal and apply a discount factor to the appraisal and then adjust the holding and selling costs from the discounted appraisal value.  At June 30, 2011, the Bank maintained an allowance for loan loss ratio of 1.28% to quarter end loans outstanding.  On a linked basis, non-performing assets have increased by $473 thousand over their stated levels at March 31, 2011 representing a non-performing asset to total asset ratio of 6.67% at June 30, 2011 as compared to a non-performing asset to total asset ratio of 6.33% at March 31, 2011.

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

For the quarter ending June 30, 2011, the Bank experienced one charge-off relating to one loan relationship totaling $8 thousand as compared to charge-offs of 11 loans representing 11 relationships totaling $206 thousand for the year ended March 31, 2011.

(10)           Investment Securities

Investment securities have been classified according to management’s intent.  The amortized cost of securities and their approximate fair values as of March 31, 2011 and 2011 are as follows:

	Held-to-Maturity June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Home Loan Bank Bonds	$4,746	$14	$(61)	$4,699
Federal Farm Credit Bonds	1,000	-	(3)	997
Federal Home Loan Mortgage
Corporation Bonds	1,000	-	(2)	998
Federal National Mortgage Association	2,000	12	(9)	2,003
Municipal Bond	144	-	(-)	144

	8,890	26	(75)	8,841
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	1,931	100	(10)	2,021
Federal National Mortgage Association	4,061	144	(10)	4,195
Government National Mortgage Corporation	383	13	(-)	396

	6,375	257	(20)	6,612

Total	$15,265	$283	$(95)	$15,453

	Held-to-Maturity March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Home Loan Bank Bonds	$4,747	$-	$(163)	$4,584
Federal Farm Credit Bonds	1,000	-	(22)	978
Federal Home Loan Mortgage
Corporation Bonds	999	-	(14)	985
Federal National Mortgage Association	2,000	3	(44)	1,959
Municipal Bond	144	-	-	144

	8,890	3	(243)	8,650
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	2,028	72	(-)	2,100
Federal National Mortgage Association	4,358	139	(-)	4,497
Government National Mortgage Corporation	420	14	(-)	434

	6,806	225	(-)	7,031

Total	$15,696	$228	$(243)	$15,681

	Available for Sale
	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual Fund Shares	$247	$4	$ (-)	$251

	Available for Sale
	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual Fund Shares	$249	$-	$(1)	$248

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of June 30, 2011 and March 31, 2011:

June 30, 2011

	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Amounts maturing in:

One year or less	$1,834	$1,834	-	-
After one year through five years	1,874	1,920	-	-
After five years through ten years	6,753	6,735	-	-
After ten years	4,804	4,964	-	-
Equity securities	-	-	247	251

	15,265	15,453	247	251

March 31, 2011

	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Amounts maturing in:

One year or less	$2,020	$2,035	-	-
After one year through five years	1,880	1,899	-	-
After five years through ten years	6,755	6,606	-	-
After ten years	5,041	5,141	-	-
Equity securities	-	-	249	248

	15,696	15,681	249	248

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at June 30, 2011 and March 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2011

	Less Than 12 Months			12 Months or Greater			Total
	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses

(Dollars in Thousands)

Federal Home Loan Bank Bonds	$2,685		$(61)	-		-	$2,685		$(61)
Federal Farm Credit Bonds	497		(3)	-		-	497		(3)
Federal Home Loan Mortgage Corporation Bonds	497		(2)	-		-	497		(2)
Federal National Mortgage Association	991		(9)	-		-	991		(9)

	4,670		(75)	-		-	4,670		(75)

Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	489		(10)	-		-	489		(10)
Federal National Mortgage Association	2,117		(10)	-		-	2,117		(10)

	2,606		(20)	-		-	2,606		(20)

Total	$7,276	$	(95)	$-	$	( -)	$7,276	$	(95)

	March 31, 2011

	Less Than 12 Months			12 Months or Greater			Total
	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses

(Dollars in Thousands)

Federal Home Loan Bank Bonds	$4,582		$(163)	-		-	$4,582		$(163)
Federal Farm Credit Bonds	978		(22)	-		-	978		(22)
Federal Home Loan Mortgage Corporation Bonds	985		(15)	-		-	985		(15)
Federal National Mortgage Association	1,457		(43)	-		-	1,457		(43)

	8,002		(243)	-		-	8,002		(243)
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	-		-	-		-	-		-
Federal National Mortgage Association	146		-	-		-	146		-
Government National Mortgage Corporation	-		-	-		-	-		-

	146		-	-		-	146		-

Mutual Fund Shares	-		-	248	$	(1)	248	$	(1)

Total	$8,148	$	(243)	$248	$	(1)	$8,396	$	(244)

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

At March 31, 2011, the twenty debt securities with unrealized losses have depreciated 3.0% from the Bank’s amortized cost basis.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended June 30, 2011 and 2010 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview.  Total assets at June 30, 2011 were $136.1 million, a decrease of $36 thousand, or 0%, from total assets of $136.2 million at March 31, 2011.  Total liabilities decreased by $156 thousand or 0.1% from $124.0 million at March 31, 2011 to $123.8 million at June 30, 2011.  Total stockholders’ equity of $12.3 million reflected an increase of $118 thousand from $12.2 million at March 31, 2011.

Loans.  At June 30, 2011, total loans, net, were $105.5 million, or 77.5% of total assets.  Overall loans increased by $1.6 million due primarily to new residential mortgage originations.  Commercial and multi-family real estate loans decreased by $104 thousand, commercial loans decreased by $201 thousand and residential real estate loans increased by $2.0 million.

Non-performing Loans. Total nonperforming loans at June 30, 2011 increased $473 thousand from March 31, 2011 primarily due to an increase in non-performing residential loans.  The majority of the increase was related to one relationship with two loans that became past due as a result of the death of one of the borrowers.  It is expected that the loans will be brought current during the following quarter.

Securities.  The investment securities portfolio was $15.5 million, or 11.4 % of total assets, at June 30, 2011.  At that date, 41.8 % of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities.  Investment securities decreased $400 thousand compared to March 31, 2011. The decrease was primarily due to mortgage backed securities pay down of principal.

Deposits.  Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits.  We consider demand deposits and money market and passbook accounts to be core deposits.  We do not have any brokered deposits. At June 30, 2011, core deposits were 48.6 % of total deposits.  Overall deposits increased by $800 thousand as the Bank made a conscious effort to attract core deposits and reduce its reliance of high costing time deposits.  Core deposits grew for the quarter by $2.3 million while time deposits decreased by $1.5 million.

Borrowings.  In recent periods, we have occasionally used short-term borrowings as an additional source of liquidity.  At June 30, 2011, we had $1,000,000 in advances outstanding.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Financial Highlights. Net income for the three months ended June 30, 2011, was $111 thousand compared to a net income of $132 thousand for the three months ended June 30, 2010. The decrease in net income was primarily the result of a loss on the sale of real estate owned and an increase in two expense categories, Federal Deposit insurance and data processing costs.  These were partially offset by a decrease in loan loss provision

Net Interest Income.

 Net interest income increased $23 thousand to $1,170,000 for the three months ended June 30, 2011 from $1,147,000 for the three months ended June 30, 2010 driven by the decline of interest paid on deposits. Both the 19 basis point increase in our interest rate spread and the 19 basis point increase in our net interest margin reflect the improvement the Bank has made in reducing its cost of funds.  The rates earned on assets declined, resulting in a 9% decrease in total interest income as compared to a 31.6% decrease in total interest expense.

Average loans in the three months ended June 30, 2011 decreased $ 1.8 million, or 1.65%, compared with the same period in 2010, driven by payoffs of higher yielding loans. Average investment securities in the three months ended June 30, 2011 decreased $800 thousand, or 4.9%, compared to the same period in 2010. The decrease in the investment portfolio was due to the pay down in mortgage-backed securities. Declining interest rates decreased the average yield on earning assets to 5% for the three months ended June 30, 2011, compared with 5.32% for the same period in 2010.

 Average interest-bearing deposits in the three months ended June 30, 2011 decreased $5.7 million, or 4.6%, compared with the same period in 2010. Declining interest rates decreased the average cost of deposits to 1.29%, compared with 1.80% for the same period in 2010.

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $75 thousand in the three months ended June 30, 2011 compared to $150 thousand in the three months ended June 30, 2010.  We had $8 thousand in charge-offs in the three months ended June 30, 2011, compared to $26 thousand in charge-offs in the same prior year period.

Non-Interest Income.  Noninterest income decreased in the three months ended June 30, 2011 compared to the same period in the prior year, due to the loss on sale of real estate owned partially offset by the increase in rental income.

Non-Interest Expenses.  Noninterest expenses increased in the three months ended June 30, 2011 by $43 thousand over the same period in the prior year due to increased FDIC premiums and data processing costs.

Liquidity Management

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

           Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2011, cash and cash equivalents totaled $5.0 million.  At June 30, 2011, we had $1.0 million in outstanding borrowings and had arrangements to borrow up to an additional $6.4 million from the Federal Home Loan Bank of New York and $1.0 million from Atlantic Central Bankers Bank.

           At June 30, 2011, substantially all of our investment securities were classified as held to maturity.  We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity.   We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

           A significant use of our liquidity is the funding of loan originations.  At June 30, 2011, we had $260 thousand in loan commitments outstanding.  In addition, we had $4.4 million in unused lines of credit.  Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of June 30, 2011 totaled $39.1 million, or 62.3% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of June 30, 2011, the Company had $270 thousand in cash and cash equivalents compared to $260 thousand as of June 30, 2010.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in March 2007.  In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

           Capital Management.  We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2011, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

           For the quarter ended June 30, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A.  Risk Factors

Other than as set forth below, there are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011, which could materially and adversely affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

DELANCO BANCORP, INC.

Dated: August 15, 2011	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

Dated: August 15, 2011	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer