Form 10-Q/A
period 2011-06-30
Delanco Bancorp, Inc
filed 2011-09-14
CIK 1382413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report provides the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Statements of Financial Condition, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Cash Flows, (iv) the unaudited Consolidated Statements of Stockholders’ Equity, and (v) the Notes to the unaudited Consolidated Financial Statements, tagged as blocks of text .

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II.  OTHER INFORMATION

Item 6.   Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.0	Section 1350 Certification*

101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of  Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. **

*	Previously filed.

**	Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELANCO BANCORP, INC.

Dated: September 14, 2011	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

Dated: September 14, 2011	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer