Form 10-Q
period 2011-09-30
Delanco Bancorp, Inc
filed 2011-11-14
CIK 1382413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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
No ☒

As of November 10, 2011 there were 1,634,725 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	September 30, 2011	March 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$558,560	$658,449
Interest-bearing deposits	5,127,095	5,004,180
Total cash and cash equivalents	5,685,655	5,662,629
Investment securities:
Securities held-to-maturity (fair value $18,510,455 and $15,680,809 at September 30, 2011 and March 31, 2011, respectively)	18,199,983	15,696,063
Securities available-for-sale (amortized cost of $244,836 and $249,295 at September 30, 2011 and March 31, 2011, respectively)	250,250	248,062
Total investment securities	18,450,233	15,944,125
Loans, net of allowance for loan losses of $1,343,767 at September 30, 2011 (unaudited), $1,286,301 at March 31, 2011	102,770,858	103,867,330
Accrued interest receivable	456,128	458,524
Premises and equipment, net	7,232,116	7,398,015
Federal Home Loan Bank, at cost	331,600	274,700
Deferred income taxes	722,592	747,900
Bank-owned life insurance	147,508	141,703
Real estate owned	409,300	770,639
Other assets	671,737	906,834
Total assets	$136,877,727	$136,172,399

LIABILITIES
Deposits
Non-interest bearing deposits	4,345,516	4,161,255
Interest bearing deposits	116,504,953	116,681,155
Total deposits	120,850,469	120,842,410

Line of credit from Atlantic Central Bankers Bank	─	1,000,000
Advances from Federal Home Loan Bank	2,500,000	1,100,000
Accrued interest payable	23,768	22,658
Advance payments by borrowers for taxes and insurance	350,842	394,864
Other liabilities	709,498	599,146
Total liabilities	124,434,577	123,959,078

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized; no shares issued	─	
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding	$16,347	$16,347
Additional paid-in capital	6,606,577	6,606,577
Retained earnings, substantially restricted	6,372,163	6,150,811
Unearned common stock held by employee stock ownership plan	(512,648)	(512,648)
Accumulated other comprehensive (Loss)	(39,289)	(47,766)
Total stockholder’s equity	12,443,150	12,213,321
Total liabilities and stockholders’ equity	$136,877,727	$136,172,399

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans	$1,362,744	$1,521,144	$2,771,119	$3,039,324
Investment securities	144,670	155,981	281,847	334,297
Total interest income	1,507,414	1,677,125	3,052,966	3,373,621

INTEREST EXPENSE
Interest-bearing checking accounts	14,048	22,568	28,909	45,898
Passbook and money market accounts	72,226	96,163	142,545	198,696
Certificates of deposits	283,538	376,357	574,208	800,463
Federal Home Loan Bank Advances	72	─	149	─
Total interest expense	369,884	495,088	745,811	1,045,057

Net interest income	1,137,530	1,182,037	2,307,155	2,328,564
Provision for loan losses	80,000	123,000	155,000	273,000
Net interest income after provision for loan losses	1,057,530	1,059,037	2,152,155	2,055,564

NON-INTEREST INCOME
Income from bank-owned life insurance	─	─	5,805	5,699
Gain (loss) on sale of real estate owned	─	─	(56,018)	─
Service charges	36,429	29,065	75,498	64,494
Rental income	2,850	3,617	5,700	3,617
Other	2,896	3,102	7,039	6,047
Total non-interest income	42,175	35,784	38,024	79,857

NON-INTEREST EXPENSE
Salaries and employee benefits	394,492	381,441	795,363	791,051
Advertising	7,339	5,687	12,347	10,539
Office supplies, telephone and postage	32,416	30,598	54,336	49,587
Loan expenses	38,311	(3,878)	43,693	(5,035)
Net occupancy expense	163,516	173,564	331,994	339,313
Federal insurance premiums	75,504	103,166	174,428	175,850
Data processing expenses	53,867	52,463	106,518	84,582
ATM expenses	5,105	5,349	10,335	9,502
Bank charges and fees	19,180	23,574	36,958	48,320
Insurance and surety bond premiums	20,140	19,261	41,068	33,373
Dues and subscriptions	9,170	4,587	15,793	12,183
Professional fees	65,843	63,220	125,070	125,387
Real Estate Owned expense	2,633	29,026	11,615	33,479
Other	28,645	37,586	56,937	74,601
Total non-interest expense	916,161	925,644	1,816,455	1,782,732

INCOME BEFORE INCOME TAX EXPENSE	183,544	169,177	373,724	352,689

Income taxes	73,380	66,994	152,372	118,730

NET INCOME	110,164	102,183	221,352	233,959
INCOME PER COMMON SHARE	$0.07	$0.06	$0.14	$0.15

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned Employee Stock Ownership	Accumulated Other-Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Plan	Income (Loss)	Equity

Balance at March 31, 2011	1,634,725	$16,347	$6,606,577	$6,150,811	$(512,648)	$(47,766)	$12,213,321
Comprehensive income
Net income				221,352			221,352
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $3,391						8,477	8,477

Total comprehensive income				221,352		8,477	229,829
Balance at September 30, 2011	1,634,725	$16,347	$6,606,577	$6,372,163	$(512,648)	$(39,289)	$12,443,150

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2011	2010
Cash flow from operating activities
Net Income	$221,352	$233,959
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	27,138	117,430
Depreciation	169,500	172,206
Discount accretion net of premium amortization	(1,128)	(24,060)
Provision for loan losses	155,000	273,000
Income from bank owned life insurance	(5,805)	(5,699)
Loss on sale of real estate owned	56,018	─
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	2,396	33,185
Other assets	235,097	210,140
Prepaid income taxes	─	(1,300)
Increase (decrease) in:
Accrued interest payable	1,110	(12,186)
Other liabilities	110,352	262
Net cash provided by operating activities	$971,030	$996,937

Cash flows from investing activities
Proceeds of securities available for sale	4,459	6,084
Purchases of securities held-to-maturity	(6,500,000)	(10,642,500)
Proceeds from maturities and principal repayments of securities held-to-maturity	3,997,207	12,602,984
Purchase of investment required by law – stock in Federal Home Loan Bank	(56,900)	(18,500)
Net decrease in loans	901,472	554,415
Purchases of premises and equipment	(3,600)	(8,930)
Proceeds from sale of real estate owned	345,321	─
Net cash provided by(used in) investing activities	$(1,312,041)	$2,493,553

Cash flows from financing activities
Net increase (decrease) in deposits	8,059	(2,944,428)
Net decrease in advance payments by borrowers for taxes and insurance	(44,022)	(67,996)
Increase in Federal home Loan Bank Advances	400,000	─

Net cash provided by (used in) financing activities	$364,037	$(3,012,424)

(continued)

	Six Months Ended September 30,
	2011	2010

Net decrease in cash and cash equivalents	23,026	478,066

Cash and cash equivalents, beginning of the period	5,662,629	4,883,669

Cash and cash equivalents, end of period	5,685,655	5,361,735

Supplemental Disclosures:

Cash paid during the period for interest	745,134	1,057,243

Cash paid during the period for income taxes	2,250	1,040

Loans transferred to foreclosed real estate during the period	40,000	405,000

Total increase in unrealized gain on securities available-for-sale	$5,414	$6,745

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
September 30, 2011

 (1)           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP).  However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the six month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-K for the year ended March 31, 2011.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of Delanco Federal Savings Bank’s (the “Bank”) Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 9 basis points.

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

Federal tax years 2007 through 2010 remain subject to examination as of September 30, 2011, while tax years 2007 through 2010 remain subject to examination by state taxing jurisdictions. In the event the Bank is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Numerator	$110,164	$102,183	$221,352	233,959
Denominators:
Basic shares outstanding	1,583,460	1,580,256	1,583,460	1,580,256
Effect of dilutive securities	─	─	─	─
Dilutive shares outstanding	1,583,460	1,580,256	1,583,460	1,580,256
Earnings per share:
Basic	$0.07	$0.06	$0.14	$0.15
Dilutive	$0.07	$0.06	$0.14	$0.15

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

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of September 30, 2011, the Bank has entered into formal forbearance agreements with eleven relationships totaling $4.2 million that require current payments while the borrowers restructure their finances.

At September 30, 2011, the Bank’s tier 1 (core) capital to adjusted total assets ratio was 8.81% and its total risk-based capital to risk-weighted assets ratio was 14.99%. At September 30, 2011, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

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

●	Level 3	Level 3 inputs are unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
September 30, 2011
Available-for-sale securities	$250	NONE	NONE

March 31, 2011
Available-for-sale securities	$248	NONE	NONE

Assets and Liabilities on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2011 and March 31, 2011 are as follows (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
September 30, 2011
Impaired loans	$		$7,158	$
Real estate owned			409
Total	$	NONE	$7,567	$	NONE

March 31, 2011
Impaired loans	$		$4,956	$
Real estate owned			771
Total	$	NONE	$5,727	$	NONE

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

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at September 30, 2011 and March 31, 2011 was as follows:

	September 30, 2011		March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$5,686	$5,686	$5,663	$5,663
Investment securities	18,445	18,760	15,945	15,929
Loans – net	102,771	105,744	103,867	107,877
FHLB stock	332	332	275	275
Accrued interest receivable	456	456	459	459
Real estate owned	409	409	771	771
Total financial assets	$128,099	$131,387	$126,979	$130,973

Financial Liabilities:
Deposits	120,850	121,516	120,842	122,053
Line of credit from ACBB	─	─	1,000	1,000
Advances from FHLB	2,500	2,500	1,100	1,100
Advance payments by borrowers for taxes and insurance	351	351	395	395
Accrued interest payable	709	709	23	23
Total financial liabilities	$124,410	$125,076	$123,360	$124,571

	September 30, 2011		March 31, 2011
	Contract Value	Estimated Fair Value	Contract Value	Estimated Fair Value
Off-balance sheet instruments
Commitments to extend credit	$5,488	$5,488	$5,706	$5,706

(9)	Loans

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

Commercial real estate loans are generally originated in amounts up to the lower of 80% of the appraised value or cost of the property and are secured by improved property such as multi-family dwelling units, office buildings, retail stores, warehouses, church buildings and other non-residential buildings, most of which are located in the Bank’s market area.  Commercial real estate loans are generally made with fixed interest rates which mature or re-price in 5 to 7 years with principal amortization of up to 25 years.

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

Loans at September 30, 2011 and March 31, 2011 are summarized as follows (dollars in thousands):

	September 30,	March 31,
	2011	2011

Residential (one-to four-family) real estate	$63,386	$62,875
Multi-family and commercial real estate	20,878	21,866
Commercial	1,611	1,736
Home equity	16,951	17,347
Consumer	994	1,026
Construction	359	374
Total loans	104,179	105,224
Net deferred loan origination fees	(64)	(71)
Allowance for loan losses	(1,344)	(1,286)
Loans, net	$102,771	$103,867

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds.  At September 30, 2011, the loans-to-one-borrower limitation was $2.0 million; this excluded an additional 10% of adjusted capital funds or approximately $1.4 million, which may be loaned if collateralized by readily marketable securities.  At September 30, 2011, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

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

The following table represents loans by credit quality indicator at September 30, 2011 (dollars in thousands):

	Pass	Special Mention Loans	Classified Loans	Non-Performing Loans	Total
Residential real estate	$60,455	$0	$239	$2,692	$63,386
Multi-family and commercial real estate	13,974	434	549	5,921	20,878
Commercial	1,309	268	34	0	1,611
Home equity	15,798	0	0	1,153	16,951
Consumer	627	0	0	367	994
Construction	359	0	0	0	359
	$92,522	$702	$822	$10,133	$104,179

The following table represents past-due loans as of September 30, 2011 (dollars in thousands):
	30-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Non-Accrual Balances	Total Loan Balances
Residential real estate	$1,473	$0	$1,473	$59,464	$2,449	$63,386
Multi-family and commercial real estate	1,727	0	1,727	15,360	3,791	20,878
Commercial	0	0	0	1,611	0	1,611
Home Equity	100	0	100	15,699	1,152	16,951
Consumer	50	0	50	577	367	994
Construction	0	0	0	359	0	359

Total Loans	$3,350	$0	$3,350	$93,070	$7,759	$104,179

Percentage of Total Loans	3.2%	0.0%	3.2%	89.3%	7.4%	100.0%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent.  The recognition of interest income on impaired loans is the same for non-accrual loans discussed above.  At September 30, 2011, the Bank had 29 loan relationships totaling $7.8 million in non-accrual loans as compared to 23 relationships totaling $5.5 million at March 31, 2011.  At September 30, 2011, the Bank had 29 impaired loan relationships totaling $7.8 million (included within the non-accrual loans discussed above) in which $3.8 million in impaired loans had a related allowance for credit losses of $601 thousand and $4.0 million in impaired loans in which there is no related allowance for credit losses.  The average balance of impaired loans totaled $7.8 million for the six months ended September 30, 2011 as compared to $5.4 million for the year ended March 31, 2011, and interest income recorded on impaired loans for the six months ended September 30, 2011 totaled $36 thousand as compared to $154 thousand for the year ended March 31, 2011.

The following table represents data on impaired loans at September 30, 2011 and March 31, 2011 (dollars in thousands):

	September 30, 2011	March 31, 2011
Impaired loans for which a valuation allowance has been provided	$3,728	$2,882
Impaired loans for which no valuation allowance has been provided	4,031	2,576
Total loans determined to be impaired	$7,759	$5,458
Allowance for loans losses related to impaired loans	$601	$502
Average recorded investment in impaired loans	$7,888	$5,445
Cash basis interest income recognized on impaired Loans	$36	$154

The following table presents impaired loans by portfolio class at September 30, 2011 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized While On Impaired Status
Impaired loans with a valuation allowance:
Residential real estate	$1,514	$1,456	$254	$1,519	$ ─
Multi-family and commercial real estate	1,907	1,869	319	1,906	4
Commercial	─	─	─	─	─
Home equity	403	403	28	403	─
Consumer	─	─	─	─	─
Construction	─	─	─	─	─

Subtotal	$3,824	$3,728	$601	$3,828	$4

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$1,002	$993	$ ─	$1,001	$16
Multi-family and commercial real estate	1,950	1,922	─	1,943	6
Commercial	─	─	─	─	─
Home equity	749	749	─	749	10
Consumer	367	367	─	367	─
Construction	─	─	─	─	─

Subtotal	$4,068	$4,031	$ ─	$4,060	$32

	September 30, 2011	March 31, 2011
Non-accrual loans:
Residential real estate	$2,449	$1,779
Multi-family and commercial real estate	3,791	2,374
Commercial	0	46
Consumer	367	11
Home Equity	1,152	1,194
Construction	─	─
Total non-accrual loans	$7,759	$5,404

Impaired loans	$2,131	$2,438
Total non-performing loans	9,890	7,842
Real estate owned	409	771
Total non-performing assets	$10,299	$8,613

Non-performing loans as a percentage of loans	9.49%	7.24%
Non-performing assets as a percentage of loans
and real estate owned	9.85%	8.19%
Non-performing assets as percentage of total assets	7.52%	6.33%

During the six months ended September 30, 2011, the Bank experienced a $2.3 million net increase in non-accrual loans.  This change reflects the downgrading of nine loan relationships to non-accrual status totaling $2.5 million during the six months ended September 30, 2011.  The downgraded loans consisted of five relationships representing residential mortgages totaling $437 thousand, three commercial relationships representing four loans totaling $1.7 million and two consumer relationships representing $367 thousand, partially offset by the return of one loan relationship consisting of one loan totaling $3 thousand to an accruing basis, the payoff of one loan relationship totaling $41 thousand and by total charge offs of two loan relationships representing two loans in the amount of $54 thousand.

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):

	September 30, 2011	March 31, 2011

Balance at beginning of period	$1,286	$998
Provision:
Commercial	0	21
Commercial real estate	119	(2)
Residential real estate	45	413
Consumer	(9)	8

Total Provision	$155	$440

	September 30, 2011	March 31, 2011
Charge-Offs:
Commercial	$83	$143
Residential real estate	24	31
Consumer	8	32
Recoveries	(18)	(54)
Total Net Charge-Offs	97	152
Balance at end of period	$1,344	$1,286
Period-end loans outstanding	$104,179	$105,225
Average loans outstanding	$105,917	$105,400
Allowance as a percentage of period-end loans	1.29%	1.22%
Net charge-offs as a percentage of average loans	0.09%	0.15%

Additional details for changes in the allowance for loan by loan portfolio as of September 30, 2011 are as follows (dollars in thousands):

Allowance for Loan Losses

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Balance, beginning of year	$70	$596	$507	$113	$1,286
Loan charge-offs	46	37	24	8	115
Recoveries	17	─	─	1	18
Provision for loan losses	0	119	45	(9)	155

Balance, end of year	$41	$678	$528	$97	$1,344

The Bank prepares an allowance for loan loss model on a quarterly basis to determine the adequacy of the allowance.  Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications.  The Bank’s historic loss rates and the loss rates of peer financial institutions are also considered.  In evaluating the Bank’s allowance for loan loss, the Bank maintains a loan committee consisting of senior management and the Board of Directors that monitors problem loans and formulates collection efforts and resolution plans for each borrower.  On a monthly basis, the loan committee meets to review each problem loan and determine if there has been any change in collateral value due to changes in market conditions.  Each quarter, when calculating the allowance for loan loss, the loan committee reviews an updated loan impairment analysis on each problem loan to determine if a specific provision for loan loss is warranted.  Management reviews the most recent appraisal on each loan adjusted for holding and selling costs.  In the event there is not a recent appraisal on file, the Bank will use the aged appraisal and apply a discount factor to the appraisal and then adjust the holding and selling costs from the discounted appraisal value.  At September 30, 2011, the Bank maintained an allowance for loan loss ratio of 1.29% to quarter end loans outstanding.  On a linked basis, non-performing assets have increased by $1.6 million over their stated levels at March 31, 2011 representing a non-performing asset to total asset ratio of 7.52% at September 30, 2011 as compared to a non-performing asset to total asset ratio of 6.33% at March 31, 2011.

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

For the quarter ending September 30, 2011, the Bank experienced five charge-offs relating to five loan relationships totaling $115 thousand as compared to charge-offs of 11 loans representing 11 relationships totaling $206 thousand for the year ended March 31, 2011.

(10)         Investment Securities

Investment securities have been classified according to management’s intent.  The amortized cost of securities and their approximate fair values as of September 30, 2011 and March 31, 2011 are as follows:

Held-to-Maturity September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Home Loan Bank Bonds	$7,497	$29	$(7)	$7,519
Federal Home Loan Mortgage	1,000	1		1,001
Corporation Bonds
Federal National Mortgage Association	3,500	29		3,529
Municipal Bond	104			104
	12,101	59	(7)	12,153
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	1,802	106	(1)	1,907
Federal National Mortgage Association	3,942	142		4,084
Government National Mortgage Corporation	355	12	(1)	366
	6,099	260	(2)	6,357
Total	$18,200	$319	$(9)	$18,510

Held-to-Maturity March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Home Loan Bank Bonds	$4,747	$-	$(163)	$4,584
Federal Farm Credit Bonds	1,000	-	(22)	978
Federal Home Loan Mortgage
Corporation Bonds	999	-	(14)	985
Federal National Mortgage Association	2,000	3	(44)	1,959
Municipal Bond	144	-	-	144
	$8,890	$3	$(243)	$8,650

Mortgage-backed securities:

Federal Home Loan Mortgage Corporation	2,028	72	(-)	2,100
Federal National Mortgage Association	4,358	139	(-)	4,497
Government National Mortgage Corporation	420	14	(-)	434

	6,806	225	(-)	7,031
Total	$15,696	$228	$(243)	$15,681

Available for Sale
September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mutual Fund Shares	$245	$5	─	$250

Available for Sale
March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mutual Fund Shares	$249	$-	$(1)	$248

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of September 30, 2011 and March 31, 2011:

September 30, 2011

	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value		Amortized Cost		Fair Value

Amounts maturing in:

One year or less	$1,766	$1,768	$	─	$	─
After one year through five years	2,371	2,432		─		─
After five years through ten years	7,001	7,034		─		─
After ten years	7,062	7,276		─		─
Equity securities				245		250
	$18,200	$18,510		$245		$250

March 31, 2011

	Held to Maturity			Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value		Amortized Cost		Fair Value

Amounts maturing in:

One year or less	$2,020	$2,035	$	─	$	─
After one year through five years	1,880	1,899		─		─
After five years through ten years	6,755	6,606		─		─
After ten years	5,041	5,141		─		─
Equity securities	-			249		248
	$15,696	$15,681		$249		$248

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at September 30, 2011 and March 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

September 30, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(Dollars in Thousands)

Federal Home Loan Bank Bonds	$1,493	$(7)	─	─	$1,493	$(7)
Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation	460	(1)	─	─	460	(1)
Government National Mortgage Association	42	(1)	─	─	42	(1)
	502	(2)	─	─	502	(2)
Mutual Fund Shares	─	─	─	─	─	─

Total	$1,995	$(9)	─	─	$1,995	$(9)

March 31, 2011

	Less Than 12 Months			12 Months or Greater			Total
	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses

(Dollars in Thousands)

Federal Home Loan Bank Bonds	$4,582		$(163)	$-		$-	$4,582		$(163)
Federal Farm Credit Bonds	978		(22)	-		-	978		(22)
Federal Home Loan Mortgage Corporation Bonds	985		(15)	-		-	985		(15)
Federal National Mortgage Association	1,457		(43)	-		-	1,457		(43)

	8,002		(243)	-		-	8,002		(243)
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	-		-	-		-	-		-
Federal National Mortgage Association	146		-	-		-	146		-
Government National Mortgage Corporation	-		-	-		-	-		-

	146		-	-		-	146		-

Mutual Fund Shares	-		-	248	$	(1)	248	$	(1)

Total	$8,148	$	(243)	$248	$	(1)	$8,396	$	(244)

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

At September 30, 2011, the three debt securities with unrealized losses have depreciated 0.5% from the Bank’s amortized cost basis.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended September 30, 2011 and 2010 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview.  Total assets at September 30, 2011 were $136.9 million, an increase of $705 thousand, or 0.5%, from total assets of $136.2 million at March 31, 2011.  Total liabilities increased by $475 thousand or 0.4% from $124.0 million at March 31, 2011 to $124.4 million at September 30, 2011.  Total stockholders’ equity of $12.4 million reflected an increase of $230 thousand from $12.2 million at March 31, 2011.

Loans.  At September 30, 2011, total loans, net, were $102.8 million, or 75.1% of total assets.  Overall loans decreased by $1.1million, primarily due to payoffs in the commercial real estate portfolio. Commercial and multi-family real estate loans decreased by $988 thousand, commercial loans decreased by $125 thousand and home equity loans decreased by $396 thousand, partially offset by an increase in residential real estate loans, which increased by $511 thousand.

Non-performing Loans. Total nonperforming loans at September 30, 2011 increased $1.6 million from March 31, 2011 primarily due to a $1.2 million commercial loan relationship that went on non-accrual in September 2011.  The majority of the increase related to the one relationship with two loans has suffered vacancy issues in their investment properties.  The Bank is working with the borrower as he attempts to resolve his situation.

Securities.  The investment securities portfolio was $18.5 million, or 13.5% of total assets, at September 30, 2011.  At that date, 33.1% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities.  Investment securities increased $2.5 million compared to March 31, 2011. The increase was primarily due to purchases of debt securities.

Deposits.  Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits.  We consider demand deposits and money market and passbook accounts to be core deposits.  We do not have any brokered deposits. At September 30, 2011, core deposits were 47.2% of total deposits.  Overall deposits increased by $8 thousand as the Bank made a conscious effort to attract core deposits and reduce its reliance of high costing time deposits.  Core deposits grew for the six months by $138 thousand while time deposits decreased by $130 thousand.

Borrowings.  In recent periods, we have occasionally used short-term borrowings as an additional source of liquidity.  At September 30, 2011, we had $2,500,000 in advances outstanding.

Results of Operations for the Three and Six Months Ended September 30, 2011 and 2010

Financial Highlights. Net income for the three and six months ended September 30, 2011 was $110 thousand and $221 thousand, respectively as compared to a net income of $102 thousand and $234 thousand for the same prior year periods. The decrease in net income for the six month period was primarily the result of a loss on the sale of real estate owned and an increase in loan expenses related to our continued work outs of problem assets and data processing costs.  These were partially offset by a decrease in loan loss provision, real estate owned expenses and other expenses.  Income before taxes was $184 thousand for the three months and $374 thousand for the six months ended September 30, 2011 as compared to $169 thousand and $353 thousand for the same prior year periods.  This was offset by a three month tax expense of $73 thousand and six month tax expense of $153 thousand as compared to $67 thousand and $119 thousand for the same prior year periods.

Net Interest Income.   Net interest income decreased $45 thousand to $1.1 million for the three months and $21 thousand to $2.3 million for the six months ended September 30, 2011 from $1.2 million for the three months and from $2.3 million for the six months ended September 30, 2010. The Bank saw improvement in both the interest rate spread (3 basis points) and net interest margin (5 basis points) for the six month period reflecting the continued improvement the Bank has made in reducing its cost of funds.  These improvements were offset by a smaller asset base.  The rates earned on assets declined, resulting in a 10.1% decrease in total interest income for the three months ending September 30, 2011 compared to the three months ended September 30, 2010. Total interest expense decreased by 25.3% between the same periods.

For the six months ending September 30, 2011, the Bank had a 9.5% decrease in total interest income as compared to a 28.6% decrease in total interest expense.

Average loans in the six months ended September 30, 2011 decreased $1.7 million, or 1.6%, compared with the same period in 2010, driven by payoffs of higher yielding loans. Average investment securities in the six months ended September 30, 2011 increased $537 thousand, or 3.4%, compared to the same period in 2010. The increase in the investment portfolio was due to the purchases of debt securities. Declining interest rates decreased the average yield on earning assets to 4.91% for the six months ended September 30, 2011, compared with 5.31% for the same period in 2010.

Average interest-bearing deposits in the six months ended September 30, 2011 decreased $5 million, or 4.1%, compared with the same period in 2010. Declining interest rates decreased the average cost of deposits to 1.28%, compared with 1.72% for the same period in 2010.

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $80 thousand in the three months and $155 thousand in the six months ended September 30, 2011 compared to $123 thousand in the three months and $273 thousand in the six months ended September 30, 2010.  We had $108 thousand in charge-offs in the three months and $115 thousand in the six months ended September 30, 2011, compared to $122 thousand and $148 thousand in charge-offs in the same prior year periods.

Non-Interest Income.  Non-interest income increased $6,000 in the three month period ending September 30, 2011 compared to the three month period ended September 30, 2010. Non-interest income decreased $42,000 in the six months ended September 30, 2011 compared to the same period in the prior year, due to the loss on sale of real estate owned partially offset by the increase in rental income.

Non-Interest Expenses.  Non-interest expenses decreased $9,000 in the three months ending September 30, 2011 compared to the three months ended September 30, 2010 primarily due to lower equipment expense. Non-interest expense increased in the six months ended September 30, 2011 by $34 thousand over the same period in the prior year due to increased FDIC premiums and data processing costs.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2011, cash and cash equivalents totaled $5.7 million.  At September 30, 2011, we had $2.5 million in outstanding borrowings and had arrangements to borrow up to an additional $9.5 million from the Federal Home Loan Bank of New York and $1.0 million from Atlantic Central Bankers Bank.

At September 30, 2011, substantially all of our investment securities were classified as held to maturity.  We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity.   We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations.  At September 30, 2011, we had $465 thousand in loan commitments outstanding.  In addition, we had $5.5 million in unused lines of credit.  Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of September 30, 2011 totaled $37.8 million, or 59.1% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of September 30, 2011, the Company had $280 thousand in cash and cash equivalents compared to $270 thousand as of September 30, 2010.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in March 2007.  In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2011, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the quarter ended September 30, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of  Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. *

*	Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELANCO BANCORP, INC.

Dated: November 14, 2011	By:	/s/ James E. Igo
James E. Igo Chairman, President and Chief Executive Officer

Dated: November 14, 2011	By:	/s/ Eva Modi
Eva Modi Chief Financial Officer