Form 10-Q
period 2011-12-31
Delanco Bancorp, Inc
filed 2012-02-10
CIK 1382413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011
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
No ☒

As of February 10, 2012 there were 1,634,725 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	December 31, 2011	March 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$534,627	$658,449
Interest-bearing deposits	7,831,390	5,004,180
Total cash and cash equivalents	8,366,017	5,662,629
Investment securities:
Securities held-to-maturity (fair value $17,293,368 and $15,680,809 at December 31, 2011 and March 31, 2011, respectively)	17,041,905	15,696,063
Securities available-for-sale (amortized cost of $241,321 and $249,295 at December 31, 2011 and March 31, 2011, respectively)	244,661	248,062
Total investment securities	17,286,566	15,944,125
Loans, net of allowance for loan losses of $1,322,971 at December 31, 2011 (unaudited), $1,286,301 at March 31, 2011	99,156,137	103,867,330
Accrued interest receivable	471,000	458,524
Premises and equipment, net	7,203,596	7,398,015
Federal Home Loan Bank, at cost	309,100	274,700
Deferred income taxes	866,723	747,900
Bank-owned life insurance	147,508	141,703
Real estate owned	901,037	770,639
Other assets	1,125,315	906,834
Total assets	$135,832,999	$136,172,399

LIABILITIES
Deposits
Non-interest bearing deposits	5,489,695	4,161,255
Interest bearing deposits	115,709,840	116,681,155
Total deposits	121,199,535	120,842,410

Line of credit from Atlantic Central Bankers Bank	-	1,000,000
Advances from Federal Home Loan Bank	2,000,000	1,100,000
Accrued interest payable	10,736	22,658
Advance payments by borrowers for taxes and insurance	311,032	394,864
Other liabilities	407,447	599,146
Total liabilities	123,928,750	123,959,078

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding	$16,347	$16,347
Additional paid-in capital	6,590,557	6,606,577
Retained earnings, substantially restricted	5,818,486	6,150,811
Unearned common stock held by employee stock ownership plan	(480,608)	(512,648)
Accumulated other comprehensive (Loss)	(40,533)	(47,766)
Total stockholder’s equity	11,904,249	12,213,321
Total liabilities and stockholders’ equity	$135,832,999	$136,172,399

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended December 31,		Nine months Ended December 31,
	2011	2010	2011	2010
INTEREST INCOME
Loans	$1,291,254	$1,596,012	$4,062,373	$4,635,336
Investment securities	143,636	154,986	425,483	489,283
Total interest income	1,434,890	1,750,998	4,487,856	5,124,619

INTEREST EXPENSE
Interest-bearing checking accounts	14,034	21,115	42,943	67,013
Passbook and money market accounts	67,593	75,293	210,138	273,989
Certificates of deposits	273,359	351,054	847,567	1,151,517
Federal Home Loan Bank Advances	50	-	199	-
Total interest expense	355,036	447,462	1,100,847	1,492,519

Net interest income	1,079,854	1,303,536	3,387,009	3,632,100
Provision for loan losses	1,310,000	125,000	1,465,000	398,000
Net interest income after provision for loan losses	(230,146)	1,178,536	1,922,009	3,234,100

NON-INTEREST INCOME
Income from bank-owned life insurance	-	-	5,805	5,699
Gain (loss) on sale of real estate owned	19,636	-	(36,382)	-
Service charges	35,898	37,846	111,396	102,340
Rental income	4,514	266	10,214	3,883
Other	3,464	3,473	10,503	9,520
Total non-interest income	63,512	41,585	101,536	121,442

NON-INTEREST EXPENSE
Salaries and employee benefits	388,614	385,364	1,183,977	1,176,415
Advertising	7,077	8,153	19,424	18,692
Office supplies, telephone and postage	21,321	21,355	75,657	71,348
Loan expenses	42,282	(3,738)	85,975	(9,582)
Net occupancy expense	157,892	181,830	489,886	521,143
Real estate owned loss reserve	-	50,000	-	50,000
Federal insurance premiums	54,100	103,147	228,528	278,997
Data processing expenses	54,672	58,328	161,190	142,910
ATM expenses	5,763	6,401	16,098	15,903
Bank charges and fees	19,702	21,758	56,660	70,078
Insurance and surety bond premiums	20,091	16,595	61,159	49,968
Dues and subscriptions	4,468	8,274	20,261	20,457
Professional fees	32,863	53,167	157,933	178,554
Real estate owned expense	10,377	12,523	21,992	46,002
Other	35,769	46,419	92,706	121,423
Total non-interest expense	854,991	969,576	2,671,446	2,752,308

INCOME BEFORE INCOME TAX EXPENSE	(1,021,625)	250,545	(647,901)	603,234

Income taxes	(467,948)	111,793	(315,576)	230,523

NET INCOME (LOSS)	(553,677)	$138,752	(332,325)	$372,711
INCOME PER COMMON SHARE	$(0.35)	$0.09	$(0.21)	$0.24

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned Employee Stock Ownership	Accumulated Other-Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Plan	Income (Loss)	Equity

Balance at March 31, 2011	1,634,725	$16,347	$6,606,577	$6,150,811	$(512,648)	$(47,766)	$12,213,321
Comprehensive income
Net income				(332,325)			(332,325)
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $(4,822)						7,233	7,233
Total comprehensive income							325,092

3,204.05 shares of common stock transferred to ESOP for services			(16,020)		(32,040)
Balance at December 31, 2011	1,634,725	16,347	$6,590,557	5,818,486	(480,608)	(40,533)	$11,904,249

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Nine months Ended December 31,
	2011	2010
Cash flow from operating activities
Net Income	$(332,325)	$372,711
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of ESOP	16,020	-
Deferred income taxes	(116,163)	228,313
Depreciation	249,019	175,291
Discount accretion net of premium amortization	(1,139)	(43,110)
Provision for loan losses	1,465,000	398,000
Income from bank owned life insurance	(5,805)	(5,699)
Loss on sale of real estate owned	36,382	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	(12,476)	36,333
Other assets	(218,481)	294,484
Prepaid income taxes	-	(910)
Increase (decrease) in:
Accrued interest payable	(11,922)	(33,907)
Other liabilities	(191,699)	14,680
Net cash provided by operating activities	876,411	1,436,186

Cash flows from investing activities
Proceeds of securities available for sale	7,974	3,714
Purchases of securities held-to-maturity	(6,500,000)	(12,390,487)
Proceeds from maturities and principal repayments of securities held-to-maturity	5,155,297	12,957,650
Purchase of investment required by law – stock in Federal Home Loan Bank	(34,400)	(18,500)
Proceeds from sale of real estate owned	404,957	-
Net decrease in loans	2,674,456	1,973,381
Purchases of premises and equipment	(54,600)	65,845
Net cash provided by(used in) investing activities	1,653,684	2,591,603

Cash flows from financing activities
Net increase (decrease) in deposits	357,125	(4,502,962)
Net decrease in advance payments by borrowers for taxes and insurance	(83,832)	(44,957)
Increase in Federal home Loan Bank Advances	(100,000)	-
Net cash provided by (used in) financing activities	$173,293	$(4,547,919)

(continued)

	Nine months Ended December 31,
	2011	2010

Net decrease in cash and cash equivalents	$2,703,388	$(520,130)

Cash and cash equivalents, beginning of the period	5,662,629	4,883,669

Cash and cash equivalents, end of period	$8,366,017	$4,363,539

Supplemental Disclosures:

Cash paid during the period for interest	$1,134,042	$1,504,192

Cash paid during the period for income taxes	$162,750	$1,560

Loans transferred to foreclosed real estate during the period	$571,737	$405,000

Net change in unrealized gain on securities available-for-sale net of tax	$7,233	$(1,478)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
December 31, 2011

 (1)           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP).  However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three and nine month periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-K for the year ended March 31, 2011.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of Delanco Federal Savings Bank’s (the “Bank”) Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 34 basis points.

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

Federal tax years 2007 through 2010 remain subject to examination as of December 31, 2011, while tax years 2007 through 2010 remain subject to examination by state taxing jurisdictions. In the event the Bank is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended December 31,		Nine months Ended December 31,
	2011	2010	2011	2010
Numerator	$(553,677)	$138,752	$(332,325)	$372,711
Denominators:
Basic shares outstanding	1,583,460	1,580,256	1,583,460	1,580,256
Effect of dilutive securities	-	-	-	-
Dilutive shares outstanding	1,586,664	1,580,256	1,586,664	1,580,256
Earnings per share:
Basic	$(0.35)	$0.09	$(0.21)	$0.24
Dilutive	$(0.35)	$0.09	$(0.21)	$0.24

(6)     Cease and Desist Order

On March 17, 2010, the Bank entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the Office of Thrift Supervision (“OTS”) whereby the Bank consented to the issuance of an Order to Cease and Desist promulgated by the OTS, without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Bank.  On July 21, 2011 the OTS was eliminated and merged into the Office of the Comptroller of the Currency (“OCC”).  As the Bank’s primary regulator, the Order is now enforced by the OCC.

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

•	restrict quarterly asset growth to an amount not to exceed net interest credited on deposit liabilities for the prior quarter without the prior non-objection of the OCC;

•
refrain from making, investing in or purchasing any new commercial loans without the prior non-objection of the OCC (the Bank may refinance, extend or otherwise modify any existing commercial loans, so long as no new loan proceeds are advanced as part of the transaction);

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

The Order, which replaces the Supervisory Agreement previously entered into between the Bank and the OTS, will remain in effect until terminated, modified, or suspended in writing by the OCC.

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of December 31, 2011, the Bank has entered into formal forbearance agreements with eleven relationships totaling $4.0 million that require current payments while the borrowers restructure their finances.

At December 31, 2011, the Bank’s tier 1 (core) capital to adjusted total assets ratio was 8.20% and its total risk-based capital to risk-weighted assets ratio was 13.28%. At December 31, 2011, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

On July 23, 2010 the Bank received a non-objection from the OTS regarding the updated business plan that it submitted under the requirements of the Order.

(7)           Recent Accounting Pronouncements

Below is a discussion of recent accounting pronouncements.

In January 2011, the FASB issued ASU No. 2011-01 Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  This Update temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities.  The amendments in this Update delayed the effective date of the new disclosures about troubled debt restructurings for public entities and the coordination of the guidance for determining what constitutes a troubled debt restructuring until interim and annual periods beginning after June 15, 2011.  The Company adopted ASU 2011-01 during the third quarter 2011 and the relevant disclosures are included in this Form 10-Q.

In April 2011, the FASB issued ASU-2011-2, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amended guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (TDR).  The ASU responded to concerns that creditors are inconsistently applying existing guidance for identifying TDRs.  It is effective for interim and annual periods beginning on or after June 15, 2011.  The adoption of ASU 2011-02 did not have a material impact to the financial statements.

In May 2011, the FASB issued ASU 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to provide largely identical guidance about fair value measurement and disclosure requirements with the IASB’s new IFRS 13, Fair Value Measurement.  Issuing this standard completed a major project for the FASB’s and the IASB’s joint work to improve and converge IFRS and U.S. GAAP.  The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect the adoption of ASU 2011-04 to have a material impact to the financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  This ASU increases the prominence of other comprehensive income in financial statements.  Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements.  The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 will impact the Company’s presentation of comprehensive income within the financial statements.  However, it will not impact the financial statements amounts.

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

● Level 3	Level 3 inputs are unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2011
Available-for-sale securities	$245	$-	$-

March 31, 2011
Available-for-sale securities	$248	$-	$-

Assets and Liabilities on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2011 and March 31, 2011 are as follows (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2011
Impaired loans	$-	$7,693	$-
Real estate owned		901
Total	$-	$8,594	$-

March 31, 2011
Impaired loans	$-	$4,956	$-
Real estate owned		771
Total	$-	$5,727	$-

The fair value of impaired loans and real estate owned is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

Off-balance sheet instruments

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding.  Therefore, these instruments have nominal value prior to funding.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at December 31, 2011 and March 31, 2011 was as follows:

	December 31, 2011		March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$8,366	$8,366	$5,663	$5,663
Investment securities	17,283	17,538	15,945	15,929
Loans – net	99,156	101,644	103,867	107,877
FHLB stock	309	309	275	275
Accrued interest receivable	471	471	458	458
Bank–owned life insurance	142	142	142	142
Real estate owned	901	901	771	771
Total financial assets	$126,628	$129,371	$127,121	$131,115

Financial Liabilities:
Deposits	121,200	121,542	120,842	122,053
Line of credit from ACBB	-	-	1,000	1,000
Advances from FHLB	2,000	2,000	1,100	1,100
Advance payments by borrowers for taxes and insurance	311	311	395	395
Accrued interest payable	11	11	23	23
Total financial liabilities	$123,522	$123,864	$123,360	$124,571

	December 31, 2011		March 31, 2011
	Contract Value	Estimated Fair Value	Contract Value	Estimated Fair Value
Off-balance sheet instruments
Commitments to extend credit	$5,535	$5,535	$5,706	$5,706

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

Commercial loans include short and long-term business loans and commercial lines of credit for the purposes of providing working capital, supporting accounts receivable, purchasing inventory and acquiring fixed assets.  The loans generally are secured by these types of assets as collateral and/or by personal guarantees provided by principals of the borrowers.

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

Loans at December 31, 2011 and March 31, 2011 are summarized as follows (dollars in thousands):

	December 31,	March 31,
	2011	2011

Residential (one-to four-family) real estate	$62,691	$62,875
Multi-family and commercial real estate	19,043	21,866
Commercial	1,434	1,736
Home equity	15,677	17,347
Consumer	908	1,026
Construction	797	374
Total loans	100,550	105,224
Net deferred loan origination fees	(71)	(71)
Allowance for loan losses	(1,323)	(1,286)
Loans, net	$99,156	$103,867

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds.  At December 31, 2011, the loans-to-one-borrower limitation was $1.9 million; this excluded an additional 10% of adjusted capital funds or approximately $1.3 million, which may be loaned if collateralized by readily marketable securities.  At December 31, 2011, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

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

The following table represents loans by credit quality indicator at December 31, 2011 (dollars in thousands):

	Pass	Special Mention Loans	Classified Loans	Non- Performing Loans	Total
Residential real estate	$60,742	$-	$237	$1,712	$62,691
Multi-family and commercial real estate	12,639	660	1,354	4,390	19,043
Commercial	1,136	264	34	-	1,434
Home equity	14,770	-	-	907	15,677
Consumer	908	-	-	-	908
Construction	797	-	-	-	797
	$90,992	$924	$1,625	$7,009	$100,550

The following table represents past-due loans as of December 31, 2011 (dollars in thousands):

	30-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Non- Accrual Balances	Total Loan Balances
Residential real estate	$1,270	$-	$1,270	$59,709	$1,712	$62,691
Multi-family and commercial real estate	1,011	-	1,011	13,642	4,390	19,043
Commercial	32	-	32	1,402	-	1,434
Home Equity	499	-	499	14,261	907	15,677
Consumer	13	-	13	895	-	908
Construction	─	-	─	797	-	797

Total Loans	$2,825	$-	$2,825	$90,706	$7,009	$100,550

Percentage of Total Loans	2.81%	0.00%	2.81%	90.22%	6.97%	100.0%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent.  The recognition of interest income on impaired loans is the same for non-accrual loans discussed above.  At December 31, 2011, the Bank had 26 loan relationships totaling $7.0 million in non-accrual loans as compared to 23 relationships totaling $5.5 million at March 31, 2011.  The average balance of impaired loans totaled $7.8 million for the nine months ended December 31, 2011 as compared to $5.4 million for the year ended March 31, 2011, and interest income recorded on impaired loans for the nine months ended December 31, 2011 totaled $66 thousand as compared to $154 thousand for the year ended March 31, 2011.

The following table represents data on impaired loans at December 31, 2011 and March 31, 2011 (dollars in thousands):

	December 31, 2011	March 31, 2011
Impaired loans for which a valuation allowance has been provided	$-	$2,882
Impaired loans for which no valuation allowance has been provided	$7,009	2,576
Total loans determined to be impaired	$7,009	$5,458
Allowance for loans losses related to impaired loans	$-	$502
Average recorded investment in impaired loans	$7,816	$5,445
Cash basis interest income recognized on impaired Loans	$66	$154

At March 31, 2011 the Bank maintained specific valuation allowances against impaired loans as noted above. During the quater ended December 31, 2011, the Bank revised its allowance for loan loss reserve methodology based on regulatory guidance. Going forward, any valuation adjustments on impaired loans will be charged against the loan balance at the time of valuation.

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$1,712	$1,712	$-	$1,988	$26
Multi-family and commercial realestate	4,390	4,390	-	4,833	27
Commercial	-	-	-	-	-
Home equity	907	907	-	994	13
Consumer	-	-	-	-	-
Construction	-	-	-	-	-

Subtotal	$7,009	$7,009	$-	$7,815	$66

	December 31, 2011	March 31, 2011
Non-accrual loans:
Residential real estate	$1,712	$1,779
Multi-family and commercial real estate	4,390	2,374
Commercial	-	46
Consumer	0	11
Home Equity	907	1,194
Construction	-	-
Total non-accrual loans	$7,009	$5,404

Impaired loans	$1,275	$2,438
Total non-performing loans	$8,284	7,842
Real estate owned	901	771
Total non-performing assets	$9,185	$8,613

Non-performing loans as a percentage of loans	8.24%	7.24%
Non-performing assets as a percentage of loans and real estate owned	9.05%	8.19%
Non-performing assets as percentage of total assets	6.76%	6.33%

During the nine months ended December 31, 2011, the Bank experienced a $1.6 million net increase in non-accrual loans.  This change reflects the downgrading of eight loan relationships to non-accrual status totaling $2.9 million during the nine months ended December 31, 2011.  The downgraded loans consisted of three relationships representing residential mortgages totaling $378 thousand, and five commercial relationships representing seven loans totaling $2.6 million, partially offset by four residential mortgages for $532 thousand transferred to real estate owned, one commercial loan in the amount of $46 thousand that was charged off, one home equity loan for $42 thousand that was paid off and another home equity loan for $147 thousand that was brought current.  Additionally, valuation write-downs on non-performing and impaired loans were taken on six commercial loans in the amount of $499 thousand, five residential mortgages for $369 thousand and three home equity loans in an amount of $98 thousand.

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):

	December 31, 2011	March 31, 2011

Balance at beginning of period	$1,286	$998
Provision:
Commercial	11	21
Commercial real estate	466	(2)
Residential real estate	330	413
Consumer	658	8

Total Provision	$1,465	$440

Charge-Offs:
Commercial	582	$143
Residential real estate	372	31
Consumer	497	32
Recoveries	(23)	(54)
Total Net Charge-Offs	1,428	152
Balance at end of period	$1,323	$1,286
Period-end loans outstanding	$100,550	$105,225
Average loans outstanding	$104,600	$105,400

Allowance as a percentage of period-end loans	1.31%	1.22%
Net charge-offs as a percentage of average loans	1.37%	0.15%

Additional details for changes in the allowance for loan by loan portfolio as of December 31, 2011 are as follows (dollars in thousands):

Allowance for Loan Losses

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Balance, beginning of year	$70	$596	$507	$113	$1,286
Loan charge-offs	(46)	(536)	(372)	(497)	(1,451)
Recoveries	20	-	-	3	23
Provision for loan losses	11	466	330	658	1,465

Balance, end of period	$55	$526	$465	$277	$1,323

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

The Bank’ allowance for loan loss has consisted of two portions, a general reserve against unknown or potential losses and a specific reserve against any loan that was determined to be under- collateralized. At March 31, 2011 the Bank maintained specific valuation allowances against impaired loans as noted above.  During the quarter ended December 31, 2011, the Bank revised its allowance for loan loss reserve methodology based on regulatory guidance. Going forward, any valuation adjustments on impaired loans will be charged against the loan balances at the time of valuation.

 For the nine months ending December 31, 2011, the Bank experienced 22 charge-offs relating to 19 loan relationships totaling $1.5 million as compared to charge-offs of 11 loans representing 11 relationships totaling $206 thousand for the year ended March 31, 2011.

At December 31, 2011, the Bank maintained an allowance for loan loss ratio of 1.31% to quarter end loans outstanding.  Non-performing assets have increased by $572 thousand over their stated levels at March 31, 2011 representing a non-performing asset to total asset ratio of 6.76% at December 31, 2011 as compared to a non-performing asset to total asset ratio of 6.33% at March 31, 2011.

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

(10)         Investment Securities

Investment securities have been classified according to management’s intent.  The amortized cost of securities and their approximate fair values as of December 31, 2011 and March 31, 2011 are as follows:

	Held-to-Maturity December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)
Federal Farm Credit Bank Bond	$1,500	$2	-	$1,502
Federal Home Loan Bank Bonds	6,497	22	-	6,519
Federal Home Loan Mortgage
Corporation Bonds	500	1	-	501
Federal National Mortgage Association	4,498	33	-	4,531
Municipal Bond	104	-	-	104
	13,099	58	-	13,157
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	1,554	$91	(3)	1,642
Federal National Mortgage Association	2,046	95	(1)	2,140
Government National Mortgage Corporation	343	12	(1)	354
	3,943	198	(5)	4,136
Total	$17,042	$256	$(5)	$17,293

	Held-to-Maturity March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Home Loan Bank Bonds	$4,747	$-	$(163)	$4,584
Federal Farm Credit Bonds	1,000	-	(22)	978
Federal Home Loan Mortgage
Corporation Bonds	999	-	(14)	985
Federal National Mortgage Association	2,000	3	(44)	1,959
Municipal Bond	144	-	-	144
	$8,890	$3	$(243)	$8,650

Mortgage-backed securities:

Federal Home Loan Mortgage Corporation	2,028	72	(-)	2,100
Federal National Mortgage Association	4,358	139	(-)	4,497
Government National Mortgage Corporation	420	14	(-)	434

	6,806	225	(-)	7,031
Total	$15,696	$228	$(243)	$15,681

Available for Sale
December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mutual Fund Shares	$241	$4	-	$245

Available for Sale
March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mutual Fund Shares	$249	$-	$(1)	$248

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of December 31, 2011 and March 31, 2011:

December 31, 2011

	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Amounts maturing in:

One year or less	$887	$886	$-	$-
After one year through five years	1,011	1,031	-	-
After five years through ten years	6,497	6,522	-	-
After ten years	8,647	8,855	-	-
Equity securities			241	245
	$17,042	$17,294	$241	$245

March 31, 2011

	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Amounts maturing in:

One year or less	$2,020	$2,035	$-	$-
After one year through five years	1,880	1,899	-	-
After five years through ten years	6,755	6,606	-	-
After ten years	5,041	5,141	-	-
Equity securities	-		249	248
	$15,696	$15,681	$249	$248

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at December 31, 2011 and March 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

December 31, 2011

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)

Mortgage-Backed Securities:
Federal National Mortgage Association	$1,149	$(1)	-	-	$1,149	$(1)
Federal Home Loan Mortgage Corporation	408	(3)	-	-	408	(3)
Government National Mortgage Association	39	(1)	-	-	39	(1)
	1,596	(5)	-	-	1,596	(5)
Mutual Fund Shares	-	-	-	-	-	-

Total	$1,596	$(5)	-	-	1,596	(5)

March 31, 2011

	Less Than 12 Months			12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(Dollars in Thousands)

Federal Home Loan Bank Bonds	$4,582		$(163)	$-	$-	$4,582	$(163)
Federal Farm Credit Bonds	978		(22)	-	-	978	(22)
Federal Home Loan Mortgage Corporation Bonds	985		(15)	-	-	985	(15)
Federal National Mortgage Association	1,457		(43)	-	-	1,457	(43)

	8,002		(243)	-	-	8,002	(243)
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	-		-	-	-	-	-
Federal National Mortgage Association	146		-	-	-	146	-
Government National Mortgage Corporation	-		-	-	-	-	-

	146		-	-	-	146	-

Mutual Fund Shares	-		-	248	$(1)	248	$(1)

Total	$8,148	$	(243)	$248	$(1)	$8,396	$(244)

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

At December 31, 2011, the 4 debt securities with unrealized losses have depreciated 0.31% from the Bank’s amortized cost basis.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended December 31, 2011 and 2010 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview.  Total assets at December 31, 2011 were $135.8 million, a decrease of $400 thousand, or 2.9%, from total assets of $136.2 million at March 31, 2011.  Total liabilities decreased by $30 thousand or 0.02% from $124.0 million at March 31, 2011 to $123.9 million at December 31, 2011.  Total stockholders’ equity of $11.9 million reflected a decrease of $300 thousand from $12.2 million at March 31, 2011.

Loans.  At December 31, 2011, total loans, net, were $99.2 million, or 73.0% of total assets.  Overall loans decreased by $4.7 million, primarily due to payoffs and charge offs in the commercial and residential real estate portfolio. Commercial and multi-family real estate loans decreased by $2.8 million, commercial loans decreased by $302 thousand,  home equity loans decreased by $1.7 million, and residential real estate loans, which decreased by $184 thousand.

Non-performing Loans. Total nonperforming loans at December 31, 2011 increased $442 million from March 31, 2011 primarily due to two commercial loan relationships totaling $1.9 million that went on non-accrual in September 2011 and October 2011, respectively.  One relationship with two loans has suffered vacancy issues in their investment properties.  The other relationship, also with two loans, is attempting to finish a project that, if completed, is anticipated to provide the cash flow to service the debt.  These increases were partially offset by four residential mortgages for $532 thousand transferred to real estate owned, one commercial loan in the amount of $46 thousand that was charged off, one home equity loan for $42 thousand that was paid off and another home equity loan for $147 thousand that was brought current.  Additionally, valuation write-downs on non-performing and impaired loans were taken on six commercial loans in the amount of $499 thousand, five residential mortgages for $369 thousand and three home equity loans in an amount of $98 thousand.

Securities.  The investment securities portfolio was $17.3 million, or 12.7% of total assets, at December 31, 2011.  At that date, 22.8% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities.  Investment securities increased $1.3 million compared to March 31, 2011. The increase was primarily due to purchases of debt securities.

Deposits.  Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits.  We consider demand deposits and money market and passbook accounts to be core deposits.  We do not have any brokered deposits. At December 31, 2011, core deposits were 47.6% of total deposits.  Overall deposits increased by $357 thousand as the Bank made a conscious effort to attract core deposits and reduce its reliance of high costing time deposits.  Core deposits grew for the nine months by $817 thousand while time deposits decreased by $460 thousand.

Borrowings.  In recent periods, we have occasionally used short-term borrowings as an additional source of liquidity.  At December 31, 2011, we had $2,000,000 in advances outstanding.

Results of Operations for the Three and Nine months Ended December 31, 2011 and 2010

Financial Highlights. Net loss for the three and nine months ended December 31, 2011 was $554 thousand and $332 thousand, respectively as compared to a net income of $139 thousand and $373 thousand for the same prior year periods. The decrease in net income for the nine month period was primarily the result of an increase in the provision for loan losses, loss on the sale of real estate owned and an increase in loan expenses related to our continued work outs of problem assets and data processing costs.  These were partially offset by a decrease in real estate owned expenses and other expenses.  Loss before taxes was $1.0 million for the three months and $648 thousand for the nine months ended December 31, 2011 as compared to income of  $251 thousand and $603 thousand for the same prior year periods.  This was offset by a three month tax benefit of $468 thousand and nine month tax benefit of $316 thousand as compared to $112 thousand and $231 thousand tax expense for the same prior year periods.

Net Interest Income.   Net interest income decreased $200 thousand to $1.1 million for the three months and $200 thousand to $3.4 million for the nine months ended December 31, 2011 from $1.3 million for the three months and from $3.6 million for the nine months ended December 31, 2010. The Bank saw a decrease in both the interest rate spread (20 basis points) and net interest margin (20 basis points) for the nine month period.  The rates earned on assets declined, resulting in a 18.0% decrease in total interest income for the three months ending December 31, 2011 compared to the three months ended December 31, 2010. Total interest expense decreased by 20.7% between the same periods. For the nine months ending December 31, 2011, the Bank had a 12.4% decrease in total interest income as compared to a 26.2% decrease in total interest expense.

Average loans in the nine months ended December 31, 2011 decreased $2.4 million, or 2.3%, compared with the same period in 2010, driven by payoffs of higher yielding loans. Average investment securities in the nine months ended December 31, 2011 increased $1.3 million, or 8.4%, compared to the same period in 2010. The increase in the investment portfolio was due to the purchases of debt securities. Declining interest rates decreased the average yield on earning assets to 4.82% for the nine months ended December 31, 2011, compared with 5.40% for the same period in 2010.

Average interest-bearing deposits in the nine months ended December 31, 2011 decreased $4.7 million, or 3.9%, compared with the same period in 2010. Declining interest rates decreased the average cost of deposits to 1.26%, compared with 1.65% for the same period in 2010.

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  When loans become impaired, they are evaluated for present values.  Existing impaired loans are also periodically reviewed for valuations.  During this quarter we evaluated the new impaired loans as well as most of our existing impaired loans. Due to a change in the Bank's loan loss reserve methodology based on regulatory guidance, the Bank charged-off any specific reserves the Bank was carrying against the loans as a charge-off during this quarter.   Following a review of the adequacy of the remaining allowance after the impaired loan charges, the specific reserve charges and other charge-offs, the Bank’s loan committee determined that the provisions for loan losses needed to provide an adequate allowance were $1.3 million in the three months and $1.5 million in the nine months ended December 31, 2011 compared to $125 thousand in the three months and $398 thousand in the nine months ended December 31, 2010.  We had $1.3 million in net charge-offs in the three months and $1.4 million in the nine months ended December 31, 2011, compared to $18 thousand in net recoveries and $130 thousand in net charge-offs in the same prior year periods.

Non-Interest Income.  Non-interest income increased $ 20 thousand in the three month period ending December 31, 2011 compared to the three month period ended December 31, 2010. Non-interest income decreased $20 thousand in the nine months ended December 31, 2011 compared to the same period in the prior year, due to the loss on sale of real estate owned partially offset by the increase in rental income.

Non-Interest Expenses.  Non-interest expenses decreased $115 thousand in the three months ending December 31, 2011 compared to the three months ended December 31, 2010 primarily due to lower equipment expense and real estate loss reserve. Non-interest expense decreased in the nine months ended December 31, 2011 by $81 thousand over the same period in the prior year due to decreased FDIC premiums and supervisory expenses offset by increased loan expenses.

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

           Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2011, cash and cash equivalents totaled $8.4 million.  At December 31, 2011, we had $2 million in outstanding borrowings and had arrangements to borrow up to an additional $6.9 million from the Federal Home Loan Bank of New York and $1.0 million from Atlantic Central Bankers Bank.

           At December 31, 2011, substantially all of our investment securities were classified as held to maturity.  We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity.   We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

           A significant use of our liquidity is the funding of loan originations.  At December 31, 2011, we had $2.5 million in loan commitments outstanding.  In addition, we had $5.5 million in unused lines of credit.  Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of December 31, 2011 totaled $37.9 million, or 59.6% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of December 31, 2011, the Company had $295 thousand in cash and cash equivalents compared to $278 thousand as of December 31, 2010.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in March 2007.  In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

           Capital Management.  We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2011, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

           For the quarter ended December 31, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 4.   Mine Safety Disclosures.

Not Applicable.

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

DELANCO BANCORP, INC.

Dated: February 10, 2012	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

Dated: February 10, 2012	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer