Form 10-K
period 2012-03-31
Delanco Bancorp, Inc
filed 2012-06-29
CIK 1382413

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ____   No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ____   No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    [    ]                                                                                                           Accelerated filer                                     [   ]
Non-accelerated filer      [    ] (Do not check if a smaller reporting company)                         Smaller reporting company                   [ X ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes ____   No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2011 was approximately $8.2 million.

The number of shares outstanding of the registrant’s common stock as of June 29, 2012 was 1,634,725.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

INDEX

Part I

Part II

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	35
Item 11.	Executive Compensation	36
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36
Item 13.	Certain Relationships and Related Transactions, and Director Independence	36
Item 14.	Principal Accounting Fees and Services	36

Part IV

Item 15.	Exhibits and Financial Statement Schedules	37

SIGNATURES

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

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies.  Several large holding companies operate banks in our market area, including Bank of America, Wells Fargo & Company (formerly known as Wachovia), TD Bank and PNC Bank.  These institutions are significantly larger than us and, therefore, have significantly greater resources.  We also face competition for customers’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2011, which is the most recent date for which data is available from the FDIC, we held 1.53% of the deposits in Burlington County, New Jersey.

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

On March 17, 2010, Delanco Federal Savings Bank consented to the issuance of a Cease and Desist Order (the “Order”) promulgated by the Office of Thrift Supervision ("OTS").  On July 21, 2011 the OTS was eliminated and merged into the Office of the Comptroller of the Currency (“OCC”).  As the Bank’s primary regulator, the Order is now enforced by the OCC. The Order imposes certain restrictions on the operations of the Bank, including limiting the Bank’s ability to engage in commercial lending, including construction loans to builders for residential and commercial properties, without prior written non-objection from the OCC.  See “Regulation and Supervision-Cease and Desist Order” for a detailed description of the Order.

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

From time to time, we will purchase participations in loans from the Thrift Institutions Community Investment Corporation of New Jersey to supplement our lending portfolio. Loan participations totaled $460 thousand at March 31, 2012.  Loan participations are also subject to the same credit analysis and loan approvals as loans we originate.  We are permitted to review all of the documentation relating to any loan in which we participate.  However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

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

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves.  At March 31, 2012, our regulatory limit on loans to one borrower was $1.9 million.  At that date, our largest lending relationship was $1.1 million and was secured by residential real estate.  This loan was performing in accordance with it terms at 3/31/12.

Loan Commitments.  We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Generally, our loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions.  Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds.  We also are required to maintain an investment in Federal Home Loan Bank of New York and Atlantic Central Bankers Bank stock.

At March 31, 2012, our investment portfolio totaled $17.7 million, or 13.2% of total assets, and consisted primarily of mortgage-backed securities and debt securities of government sponsored enterprises.

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

Personnel

As of March 31, 2012, we had 25 full-time equivalent employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Subsidiaries

The only subsidiary of Delanco Bancorp is Delanco Federal Savings Bank.  Delanco Federal Savings Bank does not have any active subsidiaries.

Regulation and Supervision

General

Delanco Federal Savings Bank, as a federal savings association, is currently subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and by the Federal Deposit Insurance Corporation as the insurer of its deposits.  Delanco Federal is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  Delanco Federal must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the OCC to evaluate Delanco Federal’s safety and soundness and compliance with various regulatory requirements.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes.  Any change in such policies, whether by the OCC, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Delanco Bancorp and Delanco Federal and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of Delanco Federal.  Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as Delanco Federal was transferred to the OCC on July 21, 2011.  The OCC is the agency that is primarily responsible for the regulation and supervision of national banks.  Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as Delanco Federal, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

Certain of the regulatory requirements that are or will be applicable to Delanco Federal and Delanco Bancorp are described below.  This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Delanco Federal and Delanco Bancorp.

Federal Banking Regulation

Business Activities.  The activities of federal savings banks, such as Delanco Federal, are governed by federal laws and regulations.  Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage.  In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements.  The applicable capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.  The regulations also require that, in meeting the tangible, leverage and risk- based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances.  At March 31, 2012, Delanco Federal met each of its capital requirements.

Prompt Corrective Regulatory Action.  The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  A savings association that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the OCC is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the OCC within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts.  Delanco Federal’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  Under the Federal Deposit Insurance Corporation’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  Effective April 1, 2009, assessment rates ranged from seven to 77.5 basis points.  On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act.  Initially, the base assessment rates will range from two and one half to 45 basis points.  The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary.  In lieu of further special assessments, however, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  That pre-payment, which included an assumed assessment base increase of 5%, was due December 30, 2009.  The pre-payment was recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009 and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to difficult economic conditions, deposit insurance per account owner was recently raised to $250,000.  That change was made permanent by the Dodd-Frank Act.  In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, non-interest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012.  Delanco Federal does not participate in the unlimited coverage for noninterest bearing transaction accounts program

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Delanco Federal.  Management cannot predict what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the OCC.  The management of Delanco Federal does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower.  Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks.  Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Qualified Thrift Lender Test.  Federal law requires savings associations to meet a qualified thrift lender test.  Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least nine months out of each 12-month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations.  As of March 31, 2012, Delanco Federal maintained 87.6 % of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions.  Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger.  Under the regulations, an application to and the prior approval of the OCC is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC.  If an application is not required, the institution must still provide 30 days prior written notice to the Board of Governors of the Federal Reserve System of the capital distribution if, like Delanco Federal, it is a subsidiary of a holding company, as well as an informational notice filing to the OCC.  If Delanco Federal’s capital ever fell below its regulatory requirements or the OCC notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness.  The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the OCC determines that a savings association fails to meet any standard prescribed by the guidelines, the OCC may require the institution to submit an acceptable plan to achieve compliance with the standard.

Community Reinvestment Act.  All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. Delanco Federal received an “outstanding” Community Reinvestment Act rating in its most recently completed examination.

Transactions with Related Parties.  Federal law limits Delanco Federal’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with Delanco Federal, including Delanco Bancorp and Delanco MHC and their other subsidiaries).  The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law.  The purchase of low quality assets from affiliates is generally prohibited.  Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Delanco Bancorp to its executive officers and directors.  However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws.  Under such laws, Delanco Federal’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited.  The laws limit both the individual and aggregate amount of loans that Delanco Federal may make to insiders based, in part, on Delanco Federal’s capital level and requires that certain board approval procedures be followed.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement.  The OCC currently has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25 thousand per day, or even $1 million per day in especially egregious cases.  The Federal Deposit Insurance Corporation has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings association. If action is not taken by the OCC, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments.  Savings associations were previously required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, were computed based upon the savings association’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio.  The OCC, which succeeded the Office of Thrift Supervision, is similarly funded through assessments imposed on regulated institutions.  The combined assessment paid to the Office of Thrift Supervision and the OCC for the fiscal year ended March 31, 2012 totaled $75 thousand.

Federal Home Loan Bank System.  Delanco Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Delanco Federal, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  Delanco Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2012 of $219 thousand.

Federal Reserve Board System.  The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $58.8 million; a 10% reserve ratio is applied above $58.8 million.  The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The amounts are adjusted annually and, for 2012, require a 3% ratio for up to $71.0 million and an exemption of $11.5 million.  Delanco Federal complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

Other Regulations

Delanco Federal’s operations are also subject to federal laws applicable to credit transactions, including the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Delanco Federal also are subject to laws such as the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

General.  As a savings and loan holding company, Delanco Bancorp is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities.  Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Delanco Federal.

Pursuant to federal law and regulations and policy, a savings and loan holding company such as Delanco Bancorp may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association.  A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  That will eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital.  Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

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

Delanco Federal must notify the Federal Reserve Board prior to paying a dividend to Delanco Bancorp.  The Federal Reserve Board may disapprove a dividend if, among other things, the Federal Reserve Board determines that the federal savings bank would be undercapitalized on a pro forma basis or the dividend is determined to raise safety or soundness concerns.

Acquisition of Delanco Bancorp.  Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association.  Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control.  Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Cease and Desist Order

On March 17, 2010, the Bank entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the OTS, whereby the Bank consented to the issuance of an Order to Cease and Desist promulgated by the OTS, without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Bank. On July 21, 2011 the OTS was eliminated and merged into the OCC.  As the Bank’s primary regulator, the Order is now enforced by the OCC.

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

•	prepare a problem asset plan that will include strategies, targets and timeframes to reduce the Bank’s level of criticized assets and nonperforming loans;

•	within 30 days after the end of each quarter, prepare a quarterly written asset status report that will include the requirements contained in the Order;

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

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of March 31, 2012, the Bank has entered into formal forbearance agreements with four relationships totaling $1.5 million that require current payments while the borrowers restructure their finances.

At March 31, 2012, the Bank’s tier 1 (core) capital to adjusted total assets ratio was 7.93% and its total risk-based capital to risk-weighted assets ratio was 14.13%.  At March 31, 2012, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

On July 23, 2010, the Bank received a non-objection from the OTS regarding the updated business plan that it submitted under the requirements of the Order.

ITEM 1A.          RISK FACTORS

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter.  Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail.  Concerns over the United States’ credit rating (which in 2011 was downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.  A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services.  These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

While we have made progress in reducing our non-performing loans and the number of restructured debts, we continue to have an elevated level of classified assets.  As we work through the resolution of these assets, the continued economic problems that exist in the financial markets could have a negative impact on the Company.

We are a party to a Cease and Desist with the OCC and our failure to comply with that Order may result in further regulatory enforcement actions, including restrictions on our operations.

On March 17, 2010, Delanco Federal Savings Bank consented to the issuance of a Cease and Desist Order promulgated by the OTS.  On July 21, 2011 the OTS was eliminated and merged into the OCC.  As the Bank’s primary regulator, the Order is now enforced by the OCC.  The Order was based on the Bank’s 2009 report of examination in which the OTS concluded that grounds existed for the initiation of administrative proceedings against the Bank.  Without admitting or denying that such grounds existed, the Bank determined to enter into the Order to cooperate with the OTS and as evidence of the Bank’s intent to comply with all applicable laws and regulations and engage in safe and sound practices.  The Order imposes certain minimum capital ratio requirements as well as certain restrictions on the operations of the Bank, including limiting the Bank’s ability to engage in commercial lending without prior written approval from the OCC and the Bank’s ability to grow its assets.  The Order will remain in effect until terminated, modified, or suspended in writing by the OCC.

A failure to comply with the Order could result in the initiation of further enforcement actions by the OCC, including the imposition of civil monetary penalties.  The Order has resulted in additional regulatory compliance expense for the Company.  A detailed description of the Order can found at “Regulation and Supervision—Cease and Desist Order.”

If we do not rent the excess office space in our Cinnaminson branch building, it will negatively impact earnings.

Our Cinnaminson branch was designed and built to have rental units for third party tenants.  Our inability to rent all of those units will necessitate that the Bank cover some or all of the operating expenses for the building without the rental income to offset those expenses, thus having a negative impact on our earnings.  Currently, two of the three rental units are occupied by third party tenants.  The third office suite is currently occupied by our employees.

Our previous emphasis on commercial lending may expose us to increased lending risks.

At March 31, 2012, $18.6 million, or 18.4%, of our loan portfolio consisted of commercial and multi-family real estate loans and commercial business loans, down from $23.6 million at March 31, 2011.  These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property or a business.  These types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for potential losses.  While the Bank has been restricted from making new commercial loans in the past year, the existing commercial loan portfolio contains potential risks.  Even though the Bank has been working on collecting the money owed on non-performing loans by either collection efforts or the repossession of collateral and/or foreclosure of real estate, there is no guaranty that the Bank will receive the full amount due and that the existing loan loss allowance will be sufficient to cover the losses.  See “Regulation and Supervision—Cease and Desist Order” for further information on certain restrictions regarding our ability to engage in commercial lending.

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

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act has and will continue to change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months of the date of enactment of the Dodd-Frank Act that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Delanco Federal, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets.  Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators.

In addition, the Dodd-Frank Act increased stockholder influence over boards of directors by requiring certain public companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials.  Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years.  While it is difficult to anticipate the overall impact of the Dodd-Frank Act on us and the financial service industry, it is expected that at a minimum it will increase our operating costs.

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

We face intense competition in making loans, attracting deposits and hiring and retaining experienced employees.  This competition has made it more difficult for us to make new loans and attract deposits.  Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which reduces our net interest income.  Competition also makes it more difficult and costly to attract and retain qualified employees.  At June 30, 2011, which is the most recent date for which data is available from the FDIC, we held 1.53% of the deposits in Burlington County, New Jersey.  Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Federal Reserve Board and the OCC, our primary federal regulators, and by the Federal Deposit Insurance Corporation, as insurer of our deposits.  Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Delanco Federal Savings Bank rather than for holders of Delanco Bancorp common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

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

Our mutual holding company structure limits our ability to raise additional equity capital without undertaking a second-step conversion transaction because we cannot issue stock in an amount that would cause Delanco MHC to own less than a majority of our outstanding shares.  Currently, Delanco MHC owns 55% of our outstanding shares.  In addition, any stock issuance by us must be approved by the Federal Reserve Board and must be structured in a manner similar to a mutual to stock conversion, including the stock purchase priorities accorded to members of the mutual holding company, unless otherwise approved by the Federal Reserve Board.  These requirements limit our ability to control the timing and structure of a stock offering.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

We conduct our business through our main office in Delanco, New Jersey and our branch office in Cinnaminson, New Jersey, both of which we own.  The net book value of our land, buildings, furniture, fixtures and equipment was $7.1 million as of March 31, 2012.

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

ITEM 4.             MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Delanco Bancorp is quoted on the OTC Bulletin Board under the symbol “DLNO.”  The following table sets forth the high and low sales prices of the common stock, as reported by the OTC Bulletin Board, during each quarter of fiscal 2012 and 2011.  As of June 15, 2012 there were approximately 298 holders of record of the Company’s common stock.

For the Year Ended March 31, 2012	High	Low

First Quarter	$6.30	$5.05
Second Quarter	6.25	4.96
Third Quarter	5.75	4.77
Fourth Quarter	5.00	4.77

For the Year Ended March 31, 2011	High	Low

First Quarter	$2.10	$1.25
Second Quarter	3.50	1.30
Third Quarter	4.00	2.50
Fourth Quarter	5.99	3.99

Pursuant to Federal Reserve Board regulations, Delanco Bancorp will not be required to obtain prior Federal Reserve Board approval to pay a dividend unless the declaration and payment of a dividend could raise supervisory concerns about the safe and sound operation of Delanco Bancorp and Delanco Federal, where the dividend declared for a period is not supported by earnings for that period, or where we plan to declare a material increase in our common stock dividend.

Our ability to pay dividends to shareholders may depend, in part, upon capital distributions we receive from Delanco Federal, earnings, if any, from our lending and investment portfolios and other assets and earnings from the investment of the net proceeds from the offering that we retain.  OCC and Federal Reserve Board regulations limit dividends and other distributions from Delanco Federal to us.  No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized or if the proposed distribution raises safety and soundness concerns.

As of March 31, 2012, Delanco Bancorp satisfied all prescribed capital requirements.  Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing regulations.  To date, we have not declared any cash dividends.

Since completion of the offering on March 30, 2007, we have not repurchased any of our common stock and have no publicly announced repurchase plans or programs.

ITEM 6.             SELECTED FINANCIAL DATA

	Years Ended March 31,
(Dollars in thousands, except per share data)	2012	2011	2010
Financial Condition Data:
Total assets	$134,308	$136,172	$139,922
Investment securities	17,699	15,944	16,618
Loans receivable, net	99,432	103,867	107,204
Deposits	121,589	120,842	127,164
Borrowings	─	2,100	─
Total stockholders’ equity	11,743	12,213	11,735

Operating Data:
Interest income	5,891	6,693	6,973
Interest expense	1,431	1,890	2,640
Net interest income	4,460	4,803	4,333
Provision for loan losses	1,602	440	1,140
Net interest income after provision for loan losses	2,858	4,363	3,193
Noninterest income	150	134	174
Noninterest expenses	3,751	3,740	3,666
Income before taxes	(743)	757	(299)
Income tax benefit	(249)	289	(482)
Net income	$(494)	$468	$183

Per Share Data:
Earnings per share, basic	$(0.31)	$0.30	$0.12
Earnings per share, diluted	(0.31)	0.30	0.12
Weighted average shares – basic	1,586,664	1,583,460	1,580,256
Weighted average shares – diluted	1,586,664	1,583,460	1,580,256

	Years Ended March 31,
	2012	2011	2010
Performance Ratios:
Return on average assets	(0.37)%	0.34%	0.13%
Return on average equity	(4.04)	3.89	1.59
Interest rate spread (1)	3.53	3.75	3.33
Net interest margin (2)	3.60	3.82	3.43
Noninterest expense to average assets	2.79	2.73	2.67
Efficiency ratio (3)	81.37	75.75	81.34
Average interest-earning assets to average interest-bearing liabilities	106.57	104.80	104.88
Average equity to average assets	9.10	8.76	8.39

Capital Ratios (4):
Tangible capital	7.93	8.67	7.76
Core capital	7.93	8.67	7.76
Total risk-based capital	14.13	14.52	12.62

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.15	1.22	0.92
Allowance for loan losses as a percent of nonperforming oans	16.13	23.80	16.47
Net charge-offs (recoveries) to average outstanding loans during the period	1.68	0.15	1.57
Non-performing loans as a percent of total loans	8.57	5.14	5.60

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Capital ratios are for Delanco Federal Savings Bank.

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

A secondary source of income is non-interest income, which is revenue that we receive from providing products and services.  The majority of our non-interest income generally comes from service charges (mostly from service charges on deposit accounts).  In some years, we recognize income from the sale of loans and securities. Our facility in Cinnaminson includes space that we will rent to other businesses.  Currently, two of the rental units are occupied.

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

Allowance for Loan Losses.  We consider the allowance for loan losses to be a critical accounting policy.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses involves a high degree of judgment.  Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses.  Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.  See note 2 of the notes to the financial statements included in this report.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of Delanco Federal Savings Bank’s (the “Bank”)Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 81 basis points.

Balance Sheet Analysis

Overview.  Total assets at March 31, 2012 were $134.3 million, a decrease of $1.9 million, or 1.4%, from total assets of $136.2 million at March 31, 2011.  The change in the asset composition primarily reflected a decrease in net loans of $4.4 million, partially offset by an increase in cash and cash equivalents of $987 thousand and an in increase investment securities of $1.7 million.  Total liabilities were $122.6 million, a decrease of $1.4 million, or 1.1% from total liabilities of $124.0 million at March 31, 2011.  The change in liabilities primarily reflected an increase in total deposits of $700 thousand, offset by a decrease in borrowed funds of $2.1 million.  Total equity decreased by $470 thousand, reflecting the net loss for the year.

Loans. At March 31, 2012, total loans, net, were $99.4 million, or 74.0% of total assets.  During the year ended March 31, 2012, loans decreased by $4.4 million due primarily to refinances in the residential and commercial real estate portfolios, partially offset by an increase in construction lending.  Commercial and multi-family real estate loans decreased by $4.7 million, commercial loans decreased by $256 thousand and residential loans decreased by $43 thousand.

Table 1:  Loan Portfolio Analysis

	2012		2011		2010
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$80,179	79.3%	$80,222	76.2%	$79,637	73.5%
Commercial and multi-family	17,130	16.9	21,866	20.8	23,998	22.2
Construction	1,289	1.3	374	0.4	395	0.4
Total real estate loans	98,598	97.5	102,462	97.4	104,030	96.1
Commercial loans	1,480	1.5	1,736	1.6	2,821	2.6
Consumer loans	1,047	1.0	1,026	1.0	1,419	1.3
Total loans	101,125	100%	105,224	100.0%	108,270	100.0%
Loans in process	(450)		─		─
Net deferred loan fees	(82)		(71)		(67)
Allowance for losses	(1,161)		(1,286)		(999)
Loans, net	$99,432		$103,867		$107,204

The following table sets forth certain information at March 31, 2012 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.The amounts shown below exclude applicable loans in process, unearned interest in consumer loans and net deferred loan costs. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate. When market interest rates rise, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Table 2:  Contractual Maturities and Interest Rate Sensitivity

March 31, 2012 (Dollars in thousands)	Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	17,666	1,392	22	19,080
More than one to five years	9,042	88	335	9,465
More than five years	71,890	─	690	72,580
Total	98,598	1,480	1,047	101,125

Interest rate terms on amounts due after one year:
Fixed-rate loans	70,362	88	646	71,096
Adjustable-rate loans	10,570	─	379	10,949
Total	80,932	88	1,025	82,045

Securities. The investment securities portfolio was $17.7 million, or 13.2% of total assets, at March 31, 2012. At that date, 16.5% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. The portfolio increase was due to the purchases of debt securities.

Table 3:  Investment Securities

	2012		2011		2010
March 31, (Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Mutual funds	$237	$242	$249	$248	$256	$258
Total available for sale	237	242	249	248	256	258

Securities held to maturity:
Government sponsored enterprise securities	14,545	14,505	8,890	8,650	6,997	7,013
Mortgage-backed securities	2,912	3,101	6,806	7,031	9,363	9,793
Total held to maturity	17,457	17,606	15,696	15,681	16,360	16,806
Total	$17,694	$17,848	$15,945	$15,929	$16,616	$17,064

The following table sets forth the stated maturities and weighted average yields of our mortgage-backed securities at March 31, 2012. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below. Approximately $844,000 of the mortgage-backed securities listed has adjustable interest rates.

Table 4:  Investment Maturities Schedule

	One Year or Less				More than One Year to Five Years				More than Five Years to Ten Years				More than Ten Years				Total
March 31, 2012 (Dollars in thousands)	Carrying Value		Weighted Average Yield		Carrying Value		Weighted Average Yield		Carrying Value		Weighted Average Yield		Carrying Value		Weighted Average Yield		Carrying Value	Weighted Average Yield
Securities available-for-sale:
Mutual funds	$	─	─	%	$	─	─	%	$	─	─	%	$	─	─	%	$242	─	%
Total available for sale

Securities held to maturity:
Government sponsored enterprise securities		104	1.60			500	2.00			3,444	2.72			10,499	2.93		14,547	2.82
Mortgage-backed securities		─	─			10	8.57			─	─			2,900	3.97		2,910	3.99
Total held to maturity		104	1.60			510	2.13			3,444	2.72			13,399	3.16		17,457	3.11
Total		$104	1.60%			$510	2.13			3,444	2.72			13,399	3.16		17,699	─

Deposits. Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits. We consider demand deposits and money market and passbook accounts to be core deposits. At March 31, 2012, core deposits were 47.4% of total deposits. We do not have any brokered deposits. Overall deposits increased by $747,000 as the Bank attracted core deposits and reduced higher costing deposits.

Table 5:  Deposits

	2012		2011		2010
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$4,673	3.8%	$4,161	3.4%	$3,941	3.1%
Interest-bearing demand deposits	13,086	10.8	13,136	10.9	9,922	7.8
Savings and money market accounts	39,877	32.8	39,550	32.7	42,510	33.4
Certificates of deposit	63,953	52.6	63,995	53.0	70,791	55.7
Total	$121,589	100.0%	$120,842	100.0%	$127,164	100.0%

Table 6:  Time Deposit Maturities of $100,000 or more
March 31, 2012 (Dollars in thousands)	Certificates of Deposit
Maturity Period
Three months or less	$3,025
Over three through six months	2,999
Over six through twelve months	4,093
Over twelve months	9,055
Total	$19,172

Borrowings. For recent periods, we have occasionally used short-term FHLB and Atlantic Central Banker’s Bank advances as an additional source of liquidity. At March 31, 2012, we had no advances outstanding.

Table 7:  Borrowings
March 31, (Dollars in thousands)	2012	2011	2010
Maximum amount outstanding at any month end during the period:
Advances	$2,500	$2,100	$3,000
Average amount outstanding during the period (1):
Advances	458	175	917
Weighted average interest rate during the period (1):
Advances	0.33%	0.89%	1.89%
Balance outstanding at end of period:
Advances	─	2,100	─
Weighted average interest rate at end of period:
Advances	─	0.89%	─

(1)	Averages are based on month-end balances.

Results of Operations for the Years Ended March 31, 2012 and 2011

Financial Highlights. Net loss for the year ended March 31, 2012 was $494,000 compared to net income of $468,000 for the year ended March 31, 2011.  The decrease in net income was primarily the result of the increased provision for loan losses.

Table 8:  Summary Income Statements

Year Ended March 31, (Dollars in thousands)	2012	2011	2012 v. 2011	% Change
Net interest income	$4,460	$4,803	(343)	7.1%
Provision for loan losses	1,602	440	1,162	264.1
Noninterest income	150	134	16	11.9
Noninterest expenses	3,751	3,740	11	0.3
Net income	(494)	468	(962)	(205.5)

Return on average equity	(4.04)%	3.89%
Return on average assets	(0.37)	0.34

Net Interest Income. Net interest income decreased $343 thousand to $4.5 million for the year ended March 31, 2012 from $4.8 million for the year ended March 31, 2011 driven by a decrease in interest income earned on loans and investments, partially offset by a decline in the interest paid on deposits. Both the 22 basis point decrease in our interest rate spread and the 22 basis point decrease in our net interest margin reflect the impact of lower interest yields on interest earning assets. The rates earned on assets declined, resulting in a 12% decrease in total interest income as compared to a 24.3% decrease in total interest expense.

Average loans in the year ended March 31, 2012 decreased $2.8 million or 2.7%, compared with 2011, driven by loan pay offs.

Average investment securities in the year ended March 31, 2012 increased $896,000, or 5.7%, compared to 2011. The growth in the investment portfolio was due to the increase in U.S. Government and agency securities.  Declining interest rates decreased the average yield on earning assets to 4.76% for the year ended March 31, 2012, compared with 5.32% for 2011.

Average interest-bearing deposits in the year ended March 31, 2012 decreased $3.8 million, compared with 2011.

Table 9:  Analysis of Net Interest Income

Year Ended March 31, (Dollars in thousands)	2012	2011	2012 v. 2011		% Change
Components of net interest income
Loans	$5,338	$6,061	$(723)		(11.9)%
Investment securities	553	632	(79)		(12.5)
Total interest income	5,891	6,693	(802)		(12.0)
Deposits	1,431	1,890	(459)		(24.3)
Borrowings	─	─
Total interest expense	1,431	1,890	(459)		(24.3)
Net interest income	4,460	4,803	(343)		(7.1)
Average yields and rates paid
Interest-earning assets	4.76%	5.32%	(56	)bp
Interest-bearing liabilities	1.23	1.57	(34)
Interest rate spread	3.53	3.75	(22)
Net interest margin	3.60	3.82	(22)
Average balances
Loans	$102,606	$105,400	$(2,794)		(2.7)
Investment securities	16,717	15,821	896		5.7
Earning assets	123,850	125,823	(1,973)		(1.6)
Interest-bearing deposits	116,218	120,054	(3,836)		(3.2)

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $1,602,000 in the year ended March 31, 2012 compared to $440,000 in the year ended March 31, 2011.  The provision for loan losses was primarily attributable to management’s systematic evaluation of risk associated with the loan portfolio.  We had $1,753,000 in charge-offs in the year ended March 31, 2012, compared to $206,000 in charge-offs in the year ended March 31, 2011.

The allowance for loan losses was $1.2 million, or 1.15% of total loans outstanding as of March 31, 2012 as compared with $1.3 million, or 1.22% as of March 31, 2011.  An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income.  Noninterest income increased in year ended March 31, 2012 compared to the same period in the prior year due to an increase in service charges and increased rental income as rental income was received on two rental units in our Cinnaminson branch, partially offset by losses on the sale of real estate owned.

Table 10:  Noninterest Income Summary

Year Ended March 31, (Dollars in thousands)	2012	2011	$ Change	% Change

Service charges	$145	$135	10	7.4
Loss on sale of real estate owned	(37)	(27)	(10)	(37.0)
Rental income	22	6	16	266.7
Income from bank owned life insurance	6	6	─	─
Other	14	14	─	─
Total	150	134	16	11.9

Noninterest Expenses. Noninterest expenses increased in the year ended March 31, 2012 by $11 thousand over the prior year primarily due to the increase of loan expenses related to the collection of delinquent loans and loans in foreclosure, partially offset by the decrease in the federal deposit insurance premium expense and the occupancy expense.

Table 11:  Noninterest Expense Summary
Year Ended March 31, (Dollars in thousands)	2012	2011	$ Change	% Change
Salaries and employee benefits	$1,583	$1,579	4	0.3
Advertising	25	25	─	─
Office supplies, telephone and postage	98	91	7	7.7
Loan expenses	203	(10)	213	2130.0
Occupancy expense	649	719	(70)	(9.7)
Federal deposit insurance premiums	283	381	(98)	(25.7)
Real estate owned loss reserve	104	88	16	18.2
Data processing expenses	215	196	19	9.7
ATM expenses	25	22	3	13.6
Bank charges and fees	77	90	(13)	(14.4)
Insurance and surety bond premiums	80	71	9	12.7
Dues and subscriptions	26	27	(1)	(3.7)
Professional fees	208	245	(37)	(15.1)
Real estate owned expense	56	66	(10)	(15.2)
Other	119	150	(31)	(20.7)
Total	$3,751	$3,740	11	0.3

Income Tax Expense (Benefit). The benefit for income taxes was $249,000 for 2012, compared to an expense of $289,000 for 2011.

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

Table 12:  Average Balance Tables

	2012			2011
Year Ended March 31, (Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$102,606	$5,338	5.20%	$105,400	$6,061	5.75%
Investment securities	16,717	542	3.24	15,821	624	3.94
Other interest-earning assets	4,527	11	0.24	4,602	8	0.17
Total interest-earning assets	123,850	5,891	4.76	125,823	6,693	5.32

Noninterest-earning assets	10,575			11,366
Total assets	$134,425			$137,189

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$12,342	$54	0.44%	$13,049	84	0.64
Savings and money market accounts	40,516	270	0.67	40,538	342	0.84
Certificates of deposit	63,360	1,108	1.75	66,467	1,464	2.20
Total interest-bearing deposits	116,218	1,432	1.23	120,054	1,890	1.57

FHLB advances	335	─	─	6	─	─
Total interest-bearing liabilities	116,553	1,432	1.23	120,060	1,890	1.57

Noninterest-bearing demand deposits	4			4,143
Other noninterest-bearing liabilities	5,636			968
Total liabilities	122,193			125,171

Retained earnings	12,232			12,018
Total liabilities and retained earnings	$134,425			$137,189

Net interest income		$4,459			$4,803
Interest rate spread			3.53			3.75
Net interest margin			3.60			3.82
Average interest-earning assets to average interest-bearing liabilities	106.26%			104.80%

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

Table 13:  Net Interest Income – Changes Due to Rate and Volume

2012 Compared to 2011 (Dollars in thousands)	Volume	Rate	Net
Interest income:
Loans receivable	(160)	(563)	(723)
Investment securities	35	(117)	(82)
Other interest-earning assets	─	3	3
Total	(125)	(677)	(802)
Interest expense:
Deposits	(61)	(397)	(458)
FHLB advances	─	─	─
Total	(61)	(397)	(458)
Increase (decrease) in net interest income	(64)	(280)	(344)

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

Table 14:  Nonperforming Assets

March 31, (Dollars in thousands)	2012	2011	2010
Nonaccrual loans:
Residential real estate	$2,517	$2,973	$2,053
Commercial and multi-family real estate	4,727	2,374	3,789
Construction	─	─	─
Commercial	─	46	225
Consumer	─	11	─
Total	7,244	5,404	6,067

Accruing loans past due 90 days or more:
Residential real estate	─	─	─
Commercial and multi-family real estate	─	─	─
Construction	─	─	─
Commercial	─	─	─
Consumer	─	─	─
Total	─	─	─
Other nonperforming assets	846	771	413
Total nonperforming assets	8,090	6,175	6,480
Troubled debt restructurings	1,387	2,438	3,792
Troubled debt restructurings and total nonperforming assets	$9,477	$8,613	$10,272

Total nonperforming loans to total loans	7.16%	5.14%	5.60%
Total nonperforming loans to total assets	5.39	3.97	4.34
Total nonperforming assets and troubled debt restructurings to total assets	7.06	6.33	7.34

Interest income that would have been recorded for the year ended March 31, 2012, had non-accruing loans been current according to their original terms amounted to $467,842. No uncollected interest related to nonaccrual loans was included in interest income for the year ended March 31, 2012.

Federal regulations require us to review and classify our assets on a regular basis.  In addition, the OCC has the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. This category includes other real estate owned. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. These are considered criticized assets. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

Table 15:  Criticized/Classified Assets

March 31, (Dollars in thousands)	2012	2011	2010
Special mention assets	$1,045	$1,026	$2,545
Substandard assets	9,313	9,639	9,898
Doubtful assets	─	─	225
Loss assets	─	─	─
Total criticized/classified assets	$10,358	$10,665	$12,668

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

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our charging off the loan or the portion of the loan that was impaired.

The OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OCC may require us to make additional provisions for loan losses based on judgments different from ours.

At March 31, 2012, our allowance for loan losses represented 1.15% of total gross loans. The allowance for loan losses decreased 9.7% from March 31, 2011 to March 31, 2012. The decrease in the allowance was primarily attributable to write-downs on non-performing assets based on current valuations done during the year on residential, multi-family and commercial loans. Although non-performing loans increased during the year ended March 31, 2012, the allowance for loan losses was deemed adequate.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Table 16:  Allocation of Allowance of Loan Losses

	2012		2011		2010
March 31, (Dollars in thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Residential real estate	553	79.3%	$507	76.2%	$125	73.5%
Commercial and multi-family real estate	469	16.9	596	20.8	683	22.2
Construction	─	1.3	─	0.4	─	0.4
Commercial	41	1.5	70	1.6	101	2.6
Consumer	98	1.0	113	1.0	91	1.3
Unallocated	─	─	─	─	─	─
Total allowance for loan losses	$1,161	100.0%	$1,286	100.0%	$999	100.0%

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

Table 17:  Analysis of Loan Loss Experience

Year Ended March 31, (Dollars in thousands)	2012	2011	2010
Allowance at beginning of period	$1,286	$999	$1,547

Provision for loan losses	1,602	440	1,140
Charge offs:
Residential real estate loans	536	31	─
Commercial and multi-family real estate loans	770	92	815
Construction loans	─	─	─
Commercial loans	46	51	503
Consumer loans	401	32	419
Total charge-offs	1,753	206	1,737

Recoveries	26	53	49
Net charge-offs	1,727	153	1,688

Allowance at end of period	$1,161	$1,286	$999

Allowance to nonperforming loans	16.01%	23.80%	16.47%
Allowance to total loans outstanding at the end of the period	1.15	1.22	0.92
Net charge-offs (recoveries) to average loans outstanding during the period	1.68	0.15	1.57

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

We use an interest rate sensitivity analysis prepared by a third party vendor to review our level of interest rate risk.  Economic Value of Equity (EVE) is a measure of long-term interest rate risk. This analysis measures the difference between the market values of the assets and the liabilities.  In this analysis the program calculates the discounted cash flow (market value) of each category on the balance sheet under each of five rate conditions. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease~~s~~ in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  We measure interest rate risk by modeling the changes in EVE over a variety of interest rate scenarios.  The following table, which is based on information that we provide to the OCC in our quarterly reporting, presents the change in our EVE at March 31, 2012 that would occur in the event of an immediate change in interest rates based on our assumptions, with no effect given to any steps that we might take to counteract that change.

Table 18:  EVE Analysis

	Economic Value of Equity (Dollars in thousands)			Economic Value of Equity as % of Market Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300	6,123	(8,693)	(59)	4.90%	(587)bp
200	9,887	(4,929)	(33)	7.60	(317)
100	12,540	(2,276)	(15)	9.35	(142)
0	14,816	─	─	10.77	─
(100)	17,001	2,185	15	12.05	128

The program uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2012, cash and cash equivalents totaled $6.6 million.  At March 31, 2012, we had no outstanding borrowings and had arrangements to borrow up to an additional $12.1 million from the Federal Home Loan Bank of New York.

At March 31, 2012, substantially all of our investment securities were classified as held to maturity.  We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations.  At March 31, 2012, we had $450,000 in loan commitments outstanding.  In addition, we had $5.3 million in unused lines of credit.  Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of March 31, 2012 totaled $36.7 million, or 57.4% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of March 31, 2012, the Company had $296,000 in cash and cash equivalents compared to $278,000 as of March 31, 2011.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in March 2007.  In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

Capital Management.  We are subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2012, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.  See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and note 19 of the notes to the financial statements.

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

For the year ended March 31, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(c)	Changes in Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Proposal 1 – Election of Directors” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers and Key Employees

The executive officers of Delanco MHC and Delanco Bancorp are elected annually by the board of directors and serve at the board’s discretion.  Ages presented are as of March 31, 2012.  The executive officers of Delanco MHC and Delanco Bancorp are:

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

Eva Modi has been Senior Vice President and Chief Financial Officer of Delanco MHC, Delanco Bancorp and Delanco Federal Savings Bank since March 4, 2009.  Ms. Modi served as Vice President – Accounting of Delanco Federal Savings Bank since December, 2007.  Ms. Modi was previously employed by a public accounting firm from May 2002 until November 2007 as Senior Manager.  Age 51.

Douglas R. Allen, Jr. has served as Senior Vice President since March 4, 2010 and previously served as President, Chief Executive Officer and Chief Financial Officer of Delanco MHC, Delanco Bancorp and Delanco Federal Savings Bank since January 1, 2008.  Mr. Allen served as Senior Vice President and Chief Financial Officer of Delanco Federal Savings Bank since 1990 and of Delanco MHC and Delanco Bancorp since their formation.  Mr. Allen joined Delanco Federal Savings Bank in 1976.  Age 64.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

Disclosure of Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all employees of the Company.  A copy of the code of ethics can be obtained, without charge, upon written request to James E. Igo, Delanco Bancorp, Inc., 615 Burlington Avenue, Delanco, New Jersey 08075.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance—Committees of the Board of Directors—Audit Committee” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11.                EXECUTIVE COMPENSATION

For information regarding executive compensation the section entitled “Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement for the 2012 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement for the 2012 Annual Meeting of Stockholders.

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

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information regarding certain relationships and related party transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Items to be Voted on by Stockholders—Item 2— Ratification of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “Items to be Voted on by Stockholders—Item 2—Ratification of Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Audit Committee and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

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
10.1
Order to Cease and Desist dated March 17, 2010, by and between Delanco Federal Savings Bank and the OCC (Incorporated herein by reference to Exhibit 10.1 to the Form 10-K filed with the Securities and Exchange Commission on June 28, 2010))

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
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. *

*	Furnished, not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELANCO BANCORP, INC.

Date: June 29, 2012	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ James E. Igo	Chairman, President and Chief Executive Officer	June 29, 2012
James E. Igo

/s/ Eva Modi	Chief Financial Officer (principal financial and accounting officer)	June 29, 2012
Eva Modi

/s/ Thomas J. Coleman, III	Director	June 29, 2012
Thomas J. Coleman, III

/s/ William C. Jenkins	Director	June 29, 2012
William C. Jenkins

/s/ John A. Latimer	Director	June 29, 2012
John A. Latimer

/s/ James W. Verner	Director	June 29, 2012
James W. Verner

/s/ Renee C. Vidal	Director	June 29, 2012
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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2012, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of March 31, 2012, the Company’s internal control over financial reporting was effective based on the criteria.

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
March 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Delanco Bancorp, Inc.
615 Burlington Avenue
Delanco, New Jersey 08075

We have audited the accompanying consolidated statements of financial condition of Delanco Bancorp, Inc. and subsidiary (the Company) as of March 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delanco Bancorp, Inc. and subsidiary as of March 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Connolly, Grady & Cha, P.C.
Certified Public Accountants

Philadelphia, Pennsylvania

June 8, 2012

Delanco Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

Assets
	March 31,
Cash and cash equivalents	2012	2011
Cash and amount due from depository institutions	$569,884	$658,449
Interest-bearing deposits in other banks	6,079,801	5,004,180
Total cash and cash equivalents	6,649,685	5,662,629

Investment securities
Securities held-to-maturity (fair value of $17,606,748 and $15,680,809 at March 31, 2012 and 2011, respectively)	17,457,498	15,696,063
Securities available-for-sale (amortized cost of $237,096 and $249,295 at March 31, 2012 and 2011, respectively)	241,826	248,062
Total investment securities	17,699,324	15,944,125

Loans, net of allowance for loan losses of $1,160,535 and $1,286,301 at March 31, 2012 and 2011, respectively	99,431,618	103,867,330
Accrued interest receivable	417,102	458,524
Premises and equipment, net	7,131,980	7,398,015
Federal Home Loan Bank stock, at cost	219,100	274,700
Deferred income taxes	991,000	747,900
Bank-owned life insurance	147,508	141,703
Prepaid and refundable income taxes	160,250
Real estate owned	845,669	770,639
Other assets	615,383	906,834
Total Assets	$134,308,619	$136,172,399

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing deposits	$4,673,349	$4,161,255
Interest-bearing deposits	116,915,542	116,681,155
Total deposits	121,588,891	120,842,410

Line of credit from Atlantic Central Bankers Bank		1,000,000
Advances from Federal Home Loan Bank		1,100,000
Accrued interest payable	15,912	22,658
Advance payments by borrowers for taxes and insurance	399,920	394,864
Other liabilities	560,432	599,146
Total liabilities	122,565,155	123,959,078

Commitments and Contingencies (Note 21)

Stockholders’ Equity

Preferred stock, $.01 par value, 3,000,000 shares authorized; None issued
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding as of March 31, 2012 and 2011	$16,347	$16,347
Additional paid-in capital	6,590,557	6,606,577
Retained earnings, substantially restricted	5,656,867	6,150,811
Unearned common stock held by employee stock ownership plan	(480,608)	(512,648)
Accumulated other comprehensive loss	(39,699)	(47,766)
Total stockholders’ equity	11,743,464	12,213,321

Total Liabilities and Stockholders’ Equity	$134,308,619	$136,172,399

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations

	Years Ended March 31,
Interest Income	2012	2011
Loans	$5,338,028	$6,061,439
Investment securities	553,237	631,675
Total interest income	5,891,265	6,693,114

Interest Expense
Interest-bearing checking accounts	54,092	83,730
Passbook and money market accounts	269,568	341,974
Certificates of deposits	1,107,622	1,463,898
Advances from Federal Home Loan Bank	236	52
Total interest expense	1,431,518	1,889,654

Net interest income	4,459,747	4,803,460

Provision for loan losses	1,601,892	440,100
Net interest income after provision for loan losses	2,857,855	4,363,360

Non-Interest Income
Service charges	145,301	134,655
Income from bank-owned life insurance	5,805	5,699
Rental income	21,958	6,733
Other	13,642	13,934
Net loss on sale of real estate owned	(36,382)	(27,472)
Total non-interest income	150,324	133,549

Non-Interest Expense
Salaries and employee benefits	1,583,294	1,579,165
Advertising	24,730	25,068
Office supplies, telephone and postage	97,549	90,070
Loan expense	203,126	(10,311)
Occupancy expense	648,635	718,731
Federal insurance premiums	282,555	381,252
Real estate owned – impairment losses	104,316	87,900
Data processing expenses	215,240	195,821
ATM expenses	24,810	21,844
Bank charges and fees	77,425	89,651
Insurance and surety bond premium	80,170	71,061
Dues and subscriptions	25,863	26,912
Professional fees	208,175	245,287
Real estate owned expenses	56,368	65,990
Other	118,919	151,538
Total non-interest expense	3,751,175	3,739,979

Income (Loss) Before Income Tax Expense (Benefit)	(742,996)	756,930

Income tax expense (benefit)	(249,052)	289,083

Net Income (Loss)	$(493,944)	$467,847

Income (loss) per share
Basic	$(0.31)	$0.30
Diluted	$(0.31)	$0.30
Weighted average shares outstanding
Basic	1,586,664	1,583,460
Diluted	1,586,664	1,583,460

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended March 31, 2012 and 2011

	Common Stock		Additional Paid-in	Retained	CommonStock Held	Accumulated Other Comprehensive	Total Stockholders'	Comprehensive
	Shares	Amount	Capital	Earnings	By ESOP	Income (Loss)	Equity	Income (Loss)
BALANCES, MARCH 31, 2010	1,634,725	$16,347	$6,625,801	$5,682,964	$(544,688)	$(45,548)	$11,734,876
Net income				467,847			467,847	467,847
Net change in unrealized (loss) on securities available- for-sale, net of deferred taxes of ($1,478)						(2,218)	(2,218)	(2,218)

Comprehensive income								$465,629

3204.05 shares of common stock transferred to ESOP for services			(19,224)		32,040		12,816

BALANCES, MARCH 31, 2011	1,634,725	$16,347	$6,606,577	$6,150,811	$(512,648)	$(47,766)	$12,213,321
Net loss				(493,944)			(493,944)	(493,944)
Net change in unrealized gain on securities available- for-sale, net of deferred taxes of $2,385						3,578	3,578	3,578
Postretirement benefit plan adjustments – net of deferred taxes of $2,993						4,489	4,489	4,489

Comprehensive loss								$(485,877)

3204.05 shares of common stock transferred to ESOP for services			(16,020)		32,040		16,020

BALANCES, MARCH 31, 2012	1,634,725	$16,347	$6,590,557	$5,656,867	$(480,608)	$(39,699)	$11,743,464

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended March 31,
Cash Flows from Operating Activities	2012	2011
Net income (loss)	$(493,944)	$467,847
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of ESOP	16,020	12,816
Deferred income tax (benefit)	(240,996)	282,610
Depreciation	325,603	343,936
Amortization of premiums and discounts, net	(2,859)	(43,447)
Income from bank owned life insurance	(5,805)	(5,699)
Provision for loan losses	1,601,892	440,100
Changes in operating assets and liabilities (Increase) decrease in:
Accrued interest receivable	41,422	34,158
Other assets	291,451	296,842
Prepaid and refundable income taxes	(160,250)	11,822
Real estate owned	(75,030)	221,295
Increase (decrease) in:
Accrued interest payable	(6,746)	(22,922)
Other liabilities	(38,714)	45,152
Net cash provided by operating activities	1,252,044	2,084,510

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	12,199	6,404
Purchases of securities held-to-maturity	(19,000,000)	(12,894,320)
Proceeds from maturities and principal repayments of securities held-to-maturity	17,241,424	13,601,302
Redemption of Federal Home Loan Bank stock	55,600	(68,000)
Net decrease in loans	2,833,820	2,317,646
Purchases of premises and equipment	(59,568)	(17,983)
Net cash provided by investing activities	1,083,475	2,945,049

Cash Flows from Financing Activities
Net increase (decrease) in deposits	746,481	(6,321,172)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	5,056	(29,427)
(Payments) borrowing on line of credit from Atlantic Central Bankers Bank	(1,000,000)	1,000,000
(Payments on) advances from Federal Home Loan Bank	(1,100,000)	1,100,000
Net cash used in financing activities	(1,348,463)	(4,250,599)

Net Increase in Cash and Cash Equivalents	$987,056	$778,960

Cash and Cash Equivalents, Beginning of Year	5,662,629	4,883,669

Cash and Cash Equivalents, End of Year	$6,649,685	$5,662,629

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$1,438,264	$1,912,576
Cash paid during the year for income taxes	$161,920	$3,540
Loans transferred to real estate owned	$620,685	$578,966
Total increase (decrease) in unrealized gain on securities available-for-sale, net of tax	$3,578	$(2,218)

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

1.     NATURE OF OPERATIONS

Delanco Bancorp, Inc. (the “Company”) is a federally-chartered subsidiary holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Delanco Federal Savings Bank (the “Bank”), and its wholly-owned inactive subsidiary, Delanco Financial Services Corporation.  The Company is majority owned by Delanco MHC, a federally chartered mutual holding company.  Delanco MHC has virtually no operations or assets other than an investment in the Company, and is not included in these financial statements.  The Bank provides a variety of financial services to individual and business customers located primarily in Southern New Jersey and Southeastern Pennsylvania.  The Bank’s primary source of revenue is from single-family residential and commercial loans.  The Bank is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“GAAP”) and predominant practices within the banking industry. The consolidated financial statements of the Company include the accounts of Delanco Federal Savings Bank and its subsidiary, Delanco Financial Services Corporation. Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the allowance for losses on loans, the valuation of foreclosed real estate and the evaluation of income taxes. In connection with the determination of the estimated losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

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
March 31, 2012 and 2011

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
March 31, 2012 and 2011

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a customer’s financial difficulties, the Bank grants a concession for other than an insignificant period of time to the customer that the Bank would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). The Bank strives to identify customers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where the Bank grants the customer new terms that provide for a reduction of either interest or principal, the Bank measures any impairment on the restructuring as previously noted for impaired loans.

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
March 31, 2012 and 2011

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Real Estate Owned

Real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Real estate owned is recorded at the lower of the carrying value of the loan or the fair value of the property, net of estimated selling costs. Costs relating to the development or improvement of the properties are capitalized while expenses related to the operation and maintenance of properties are recorded as an expense as incurred. Gains or losses upon dispositions are reflected in earnings as realized. The Company had $845,669 and $770,639 in real estate owned at March 31, 2012 and 2011, respectively. The Company recorded $36,382 and $27,472 loss on sale of real estate owned for the years ended March 31, 2012 and 2011, respectively.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to tax net operating loss carryforwards and differences between the basis of available-for-sale securities, allowance for loan losses, estimated losses on real estate owned, accumulated depreciation, and accrued employee benefits for financial and income tax reporting.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expenses totaled $24,729 and $25,068 for the years ended March 31, 2012 and 2011, respectively respectively.

Employee Stock Ownership Plan (“ESOP”)

The Company accounts for its ESOP based on guidance by FASB ASC 718-40-50 (formerly SOP 93-6). Shares are released to participants proportionately as the loan is repaid. If the Company declares a dividend, the dividends on the allocated shares would be recorded as dividends and charged to retained earnings. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. Allocation of shares to the ESOP participants is contingent upon the repayment of the loan to the Company.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassifications

Certain reclassifications have been made to the 2011 financial statement presentation to correspond to the current year’s format. Total equity and net income are unchanged due to these reclassifications.

3.     RECENT ACCOUNTING PRONOUNCEMENTS

Below is a discussion of recent accounting pronouncements. Recent pronouncements not discussed below were deemed to not be applicable to the Company.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private and nonprofit entities. The amendments in this update are effective for public entities for fiscal years, and interim annual periods within those years, beginning after December 15, 2011, consistent with ASU 2011-05. The Company will adopt the provisions of this guidance in its first fiscal quarter ending June 30, 2012.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet, Disclosure about Offsetting Assets and Liabilities (Topic210): The objective of this update is to provide enhanced disclosures that will enable users of its financial statements toevaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhancement disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they offset in accordance with either Section 210-20-45 or Sections 815-10-45. These amendments are effective for annual periods beginning on or after January 3, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate any material impact to the consolidated financial statements related to this guidance.

In December 2011, the FASB issued ASU 2011-10, Property, Plant and Equipment (Topic 360): The objective of this updateis to resolve the diversity in practice about whether the guidance in the Subtopic 360-20, Property, Plant and Equipment –Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10 Consolidation – Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not anticipate any material impact to the consolidated financial statements related to this guidance.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

3.     RECENT ACCOUNTING PRONOUNCEMENTS  (Continued)

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company will adopt the provisions of this guidance in its first fiscal quarter ending June 30, 2012.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to achieve Common Fair Value Measurement (Topic 820) and Disclosure Requirement in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staff, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurement, including a consistent meaning of the term “fair value”. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not anticipate any material impact to the consolidated financial statements related to this guidance.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to purchase or redeem the financial assets. The amendments in this update apply to all entities, both public and nonpublic. This ASU is effective for the first interim or annual periods beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modification of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not anticipate any material impact to the consolidated financial statements related to this guidance.

4.     RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in vault cash or on deposit with the Federal Reserve Bank.  The Bank’s vault cash satisfied the required reserve at March 31, 2012 and 2011.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

5.     INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent.  The amortized cost of securities and their approximate fair values as of March 31, 2012 and 2011 are as follows:

	Held-to-Maturity
	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Federal Home Loan Bank Bonds	$3,944,679	$5,438	$(8,455)	$3,941,662
Federal Farm Credit Bonds	3,000,000	2,330	(25,440)	2,976,890
Federal Home Loan Mortgage Corporation Bonds	1,499,258		(6,153)	1,493,105
Federal National Mortgage Association	5,997,304	25,730	(33,549)	5,989,485
Municipal Bond	104,320			104,320
	14,545,561	33,498	(73,597)	14,505,462
Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation	1,429,534	89,059	(1,932)	1,516,661
Federal National Mortgage Association	1,146,163	90,220	(243)	1,236,140
Government National Mortgage Corporation	336,240	13,238	(993)	348,485
	2,911,937	192,517	(3,168)	3,101,286
Total	$17,457,498	$226,015	(76,765)	$17,606,748

	Held-to-Maturity
	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Federal Home Loan Bank Bonds	$4,746,159	$110	$(162,712)	$4,583,557
Federal Farm Credit Bonds	1,000,133		(22,093)	978,040
Federal Home Loan Mortgage Corporation Bonds	999,137		(14,417)	984,720
Federal National Mortgage Association	2,000,000	2,915	(43,495)	1,959,420
Municipal Bond	144,320			144,320
	8,889,749	3,025	(242,717)	8,650,057

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

5.      INVESTMENT SECURITIES  (Continued)

	Held-to-Maturity
	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation	2,027,616	71,849		2,099,465
Federal National Mortgage Association	4,358,582	138,772	(80)	4,497,274
Government National Mortgage Corporation	420,116	13,902	(5)	434,013
	6,806,314	224,523	(85)	7,030,752
Total	$15,696,063	$227,548	(242,802)	$15,680,809

	Available-for-Sale
	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mutual Fund Shares	$237,096	$4,730	$	$241,826

	Available-for-Sale
	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mutual Fund Shares	$249,295	$	$(1,233)	$248,062

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

5.      INVESTMENT SECURITIES  (Continued)

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of March 31, 2012 and 2011.

	March 31, 2012
	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost		Fair Value

Amounts maturing in:
One year or less	$104,450	$104,450	$		$
After one year through five years	510,271	531,593
After five years through ten years	3,444,444	3,449,467
After ten years	13,398,333	13,521,238
Equity securities				237,096		241,826
	$17,457,498	$17,606,748		$237,096		$241,826

	March 31, 2011
	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost		Fair Value

Amounts maturing in:
One year or less	$2,020,308	$2,035,189	$		$
After one year through five years	1,880,356	1,898,902
After five years through ten years	6,754,359	6,605,651
After ten years	5,041,040	5,141,067
Equity securities				249,295		248,062
	$15,696,063	$15,680,809		$249,295		$248,062

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at March 31, 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

5.      INVESTMENT SECURITIES  (Continued)

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Value	Unrealized Losses

Federal Home Loan Bank Bonds	$2,000,000	$(8,455)	$	$	$2,000,000	$(8,455)

Federal Farm Credit Bonds	2,500,000	(25,440)			2,500,000	(25,440)

Federal Home Loan Mortgage Corporation	1,499,258	(6,153)			1,499,258	(6,153)

Federal National Mortgage Association	4,497,304	(33,549)			4,497,304	(33,549)

	10,496,562	(73,597)			10,496,562	(73,597)

Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	374,299	(1,932)			374,299	(1,932)

Federal National Mortgage Association	345,832	(243)			345,832	(243)

Government National Mortgage Association	39,060	(993)			39,060	(993)

	759,191	(3,168)			759,191	(3,168)

Total	$11,255,753	$(76,765)	$	$	$11,255,753	$(76,765)

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Value	Unrealized Losses

Federal Home Loan Bank Bonds	$4,582,352	$(162,712)	$	$	$4,582,352	$(162,712)

Federal Farm Credit Bonds	978,040	(22,093)			978,040	(22,093)

Federal Home Loan Mortgage Corporation	984,720	(14,417)			984,720	(14,417)

Federal National Mortgage Association	1,456,505	(43,495)			1,456,505	(43,495)

Municipal Bond

	8,001,617	(242,717)			8,001,617	(242,717)

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

5.     INVESTMENT SECURITIES  (Continued)

	Less Than 12 Months		12 Months or Greater		0Total
March 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Value	Losses Unrealized

Mortgage-Backed Securities:

Federal National Mortgage Association	146,243	(80)			146,243	(80)

Government National Mortgage Association	580	(5)			580	(5)

	146,823	(85)			146,823	(85)

Mutual Fund Shares			247,637	(1,233)	247,637	(1,233)

Total	$8,148,440	$(242,802)	$247,637	$(1,233)	$8,396,077	$(244,035)

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

At March 31, 2012, the twenty-six debt securities with unrealized losses have depreciated 0.68% from the Bank’s amortized cost basis.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

The Bank has pledged FFCB bond with a market value of approximately $503,000 and FHLMC mortgage-backed securities of $28,000 at March 31, 2012 and 2011, respectively, to the New Jersey Commissioner of Banking and Insurance under the provisions of the Government Unit Deposit Protection Act that enables the Bank to act as a public depository.

6.     LOANS

The Bank monitors and assesses the credit risk of its loan portfolio using the classes set forth below.  These classes also represent the segments by which the Bank monitors the performance of its loan portfolio and estimates its allowance for loan losses.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

6.     LOANS  (Continued)

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

Loans at March 31, 2012 and 2011 are summarized as follows:

	March 31,
	2012	2011

Residential (one to four family) real estate	$70,191,726	$70,309,907
Multi-family and commercial real estate	17,130,030	19,872,062
Commercial	1,480,322	1,736,420
Home equity	9,986,541	11,906,354
Consumer	1,046,744	1,025,664
Construction	838,841	374,158

Total loans	100,674,204	105,224,565

Net deferred loan origination fees	(82,051)	(70,934)
Allowance for loan losses	(1,160,535)	(1,286,301)

	(1,242,586)	(1,357,235)

Loans, net	$99,431,618	$103,867,330

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

6.     LOANS  (Continued)

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act) made extensive changes tothe regulation of the Bank.  Under the Dodd-Frank Act, the Office of Thrift Supervision (OTS) was eliminated and responsibility for the supervision and regulation of federal savings associations such as the Bank was transferred to the Office of the Comptroller of the Currency (OCC) on July 21, 2011.  Under the authority issued to the OTS and now assumed by the OCC under the Home Owners Loan Act (HOLA) in 12 U.S.C. 1462 et seg. Subpart A, Section 560.93, the Bank is subject to a loans-to-one borrower limitation of 15% of capital funds.  At March 31, 2012, the loans-to-one-borrower limitation was $1.9 million; this excluded an additional 10% of adjusted capital funds or approximately $1.1 million, which may be loaned if collateralized by readily marketable securities.  At March 31, 2012, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans-to-one-borrower limitations of 15% of capital funds.

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

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

6.     LOANS  (Continued)

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

The following table represents loans by credit quality indicator at March 31, 2012:

	Pass	Special Mention Loans	Classified Loans	Non- Performing Loans	Total
Residential real estate	$66,519,655	$482,187	$201,373	$2,988,511	$70,191,726
Multi-family and commercial real estate	11,245,514	248,424	1,381,066	4,255,026	17,130,030
Commercial	1,184,731	261,371	34,220		1,480,322
Home equity	9,986,541				9,986,541
Consumer	1,046,744				1,046,744
Construction	785,602	53,239			838,841
	$90,768,787	$1,045,221	$1,616,659	$7,243,537	$100,674,204

The following table represents past-due loans as of March 31, 2012:

	30-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing			Total Past Due and Still Accruing	Accruing Current Balances	Non- Accrual Balances	Total Loan Balances

Residential real estate	$1,262,391	$			$1,262,391	$65,940,824	$2,988,511	$70,191,726
Multi-family and commercial real estate	1,204,668				1,204,668	11,670,336	4,255,026	17,130,030
Commercial	220,673				220,673	1,259,649		1,480,322
Home equity	41,983				41,983	9,944,558		9,986,541
Consumer	41,438				41,438	1,005,306		1,046,744
Construction						838,841		838,841

Total Loans	$2,771,153	$			$2,771,153	$90,659,514	$7,243,537	$100,674,204

Percentage of Total Loans	2.75%		N/A	%	2.75%	90.05%	7.20%	100.0%

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

6.      LOANS  (Continued)

The following table represents loans by credit quality indicator at March 31, 2011:

	Pass	Special Mention Loans		Classified Loans		Non- Performing Loans	Total
Residential real estate	$61,096,650	$		$		$1,778,502	$62,875,152
Multi-family and commercial real estate	14,626,607		665,019		4,201,080	2,373,864	21,866,570
Commercial	1,294,682		360,796		34,471	46,471	1,736,420
Home equity	16,152,592					1,194,009	17,346,601
Consumer	1,014,946					10,718	1,025,664
Construction	374,158						374,158
	$94,559,635		$1,025,815		$4,235,551	$5,403,564	$105,224,565

The following table represents past-due loans as of March 31, 2011:

	30-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing			Total Past Due and Still Accruing	Accruing Current Balances	Non- Accrual Balances	Total Loan

Residential real estate	$873,156	$			$873,156	$60,223,494	$1,778,502	$62,875,152
Multi-family and commercial
real estate	959,912				959,912	18,532,794	2,373,864	21,866,570
Commercial	320,098				320,098	1,369,851	46,471	1,736,420
Home equity	304,426				304,426	15,848,166	1,194,009	17,346,601
Consumer	20,386				20,386	994,560	10,718	1,025,664
Construction						374,158		374,158

Total Loans	$2,477,978	$			$2,477,978	$97,343,023	$5,403,564	$105,224,565

Percentage of Total Loans	2.35%		N/A	%	2.35%	92.51%	5.14%	100.0%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At March 31, 2012, the Bank had 25 loan relationships totaling $7,243,537 in non-accrual loans as compared to 23 relationships totaling $5,403,564 at March 31, 2011. At March 31,2012,the Bank had no impaired loan relationships in which impaired loans had a related allowance for credit losses. The average balance of impaired loans totaled $8,476,876 for 2012 as compared to $5,444,577 for 2011, and interest income recorded on impaired loans during the year ended March 31, 2012 totaled $152,910 as compared to $154,440 for March 31, 2011.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

6.      LOANS  (Continued)

The following table represents data on impaired loans at March 31, 2012 and 2011:

	March 31,
	2012	2011

Impaired loans for which a valuation allowance has been provided	$-0-	$2,881,997
Impaired loans for which no valuation allowance has been provided	8,630,741	2,576,471

Total loans determined to be impaired	$8,630,741	$5,458,468

Allowance for loans losses related to impaired loans	$-0-	$502,247

Average recorded investment in impaired loans	$8,545,736	$5,444,577

Cash basis interest income recognized on impaired loans	$152,910	$154,440

The following table presents impaired loans by portfolio class at March 31, 2012:

	Recorded Investment		Unpaid Principal Balance		Related Valuation Allowance		Average Annual Recorded Investment		Interest Income Recognized While On Impaired Status

Impaired loans with a valuation allowance:
Residential real estate	$		$		$		$		$
Multi-family and commercial real estate
Commercial
Home equity
Consumer
Construction

Subtotal		$-0-		$-0-		$-0-		$-0-		$-0-

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

6.     LOANS  (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Annual Recorded Investment	Interest Income Recognized While On Impaired Status

Impaired loans with no valuation allowance:
Residential real estate	$3,357,392	$3,343,613	$		$3,442,636	$66,366
Multi-family and commercial real estate	5,287,128	5,287,128			4,852,947	86,544
Commercial					19,363
Home equity					111,121
Consumer					119,669
Construction

Subtotal	$8,644,520	$8,630,741		$-0-	$8,545,736	$152,910

Total impaired loans:
Residential real estate	$3,357,392	$3,343,613	$		$3,442,636	$66,366
Multi-family and commercial real estate	5,287,128	5,287,128			4,852,947	86,544
Commercial					19,363
Home equity					111,121
Consumer					119,669
Construction

Total	$8,644,520	$8,630,741		$-0-	$8,545,736	$152,910

The following table presents impaired loans by portfolio class at March 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Annual Recorded Investment	Interest Income Recognized While On Impaired Status

Impaired loans with a valuation allowance:
Residential real estate	$985,636	$937,455	$211,001	$972,411	$
Multi-family and commercial real estate	1,438,858	1,438,858	209,000	1,439,056		40,238
Commercial	46,471	46,471	46,471	41,471		1,554
Home equity	403,257	403,257	28,000	403,257
Consumer	7,775	7,775	7,775	7,775
Construction

Subtotal	$2,881,997	$2,833,816	$502,247	$2,863,970		$41,792

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

6.     LOANS  (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Annual Recorded Investment	Interest Income Recognized While On Impaired Status

Impaired loans with no valuation allowance:
Residential real estate	$847,770	$841,046	$		$849,738	$33,577
Multi-family and commercial real estate	935,007	935,007			935,702	51,262
Commercial
Home equity	790,752	790,752			791,193	27,529
Consumer	2,942	2,942			3,974	280
Construction

Subtotal	$2,576,471	$2,569,747	$		$2,580,607	$112,648

Total impaired loans:
Residential real estate	$1,833,406	$1,778,501		$211,001	$1,822,149	$33,577
Multi-family and commercial real estate	2,373,865	2,373,865		209,000	2,374,758	91,500
Commercial	46,471	46,471		46,471	41,471	1,554
Home equity	1,194,009	1,194,009		28,000	1,194,450	27,529
Consumer	10,717	10,717		7,775	11,749	280
Construction

Total	$5,458,468	$5,403,563		$502,247	$5,444,577	$154,440

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

6.     LOANS  (Continued)

	March 31,
	2012	2011
Non-accrual loans:
Residential real estate	$2,988,511	$2,972,510
Multi-family and commercial real estate	4,255,026	2,373,865
Commercial	46,471
Consumer	10,717
Construction

Total non-accrual loans	7,243,537	5,403,563

Impaired loans	1,387,204	2,438,318

Total non-performing loans	8,630,741	7,841,881
Real estate owned	845,669	770,639

Total non-performing assets	$9,476,410	$8,612,520

Non-performing loans as a percentage of loans	8.57%	4.99%

Non-performing assets as a percentage of loans and real estate owned	9.34%	8.19%

Non-performing assets as a percentage of total assets	7.06%	6.33%

During the year ended March 31, 2012, the Bank experienced a $1,840,000 net increase in non-accrual loans.  Thischangereflects the downgrading of eight loan relationships to non-accrual status totaling $3.3 million during the year ended March 31, 2012.  The downgraded loans consisted of four relationships representing residential mortgage and home equityloans totaling $797 thousand and four commercial relationships representing six loans totaling $2.5 million, partially offsetby the return of two loan relationships consisting of two loans totaling $186 thousand to an accruing basis, the transfer to real estate owned of one relationship consisting of one loan totaling $326 thousand, the payoff of one relationship consisting of one loan totaling $42 thousand and by total charge-offs of three loan relationships representing three loans in the amount of $57 thousand and the partial charge-off of 11 relationships consisting of 11 loans by $870 thousand.

The following table sets forth with respect to the Bank’s allowance for losses on loans:

	March 31,
	2012	2011

Balance at beginning of year	$1,286,301	$998,526
Provision:
Commercial	(3,670)	20,901
Commercial real estate	642,863	(1,741)
Residential real estate	580,660	413,160
Consumer	382,039	7,780

Total Provision	$1,601,892	$440,100

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

6.     LOANS  (Continued)

	March 31,
	2012	2011
Charge-Offs:
Commercial	816,329	143,491
Residential real estate	536,533	30,914
Consumer	400,552	31,601
Recoveries	(25,756)	(53,681)

Total Net Charge-Offs	1,727,658	152,325

Balance at end of year	$1,160,535	$1,286,301

Year-end loans outstanding	$100,674,204	$105,224,565

Average loans outstanding	$102,605,642	$105,400,000

Allowance as a percentage of year-end loans	1.15%	1.22%

Net charge-offs as a percentage of average loans	1.68%	0.15%

Additional details for changes in the allowance for loan by loan portfolio as of March 31, 2012 are as follows:

Allowance for Loan Losses
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total

Balance, beginning of year	$70,422	$595,828	$507,536	$112,515	$1,286,301
Loan charge-offs	(46,472)	(769,857)	(536,533)	(400,552)	(1,753,414)
Recoveries	20,236	1,348	4,172	25,756
Provision for loan losses	(3,670)	642,863	580,660	382,039	1,601,892

Balance, end of year	$40,516	$468,834	$553,011	$98,174	$1,160,535

Additional details for changes in the allowance for loan by loan portfolio as of March 31, 2011 are as follows:

Allowance for Loan Losses
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total

Balance, beginning of year	$100,584	$681,621	$125,290	$91,031	$998,526
Loan charge-offs	(51,063)	(92,429)	(30,914)	(31,601)	(206,007)
Recoveries	8,377	45,305	53,682
Provision for loan losses	20,901	(1,741)	413,160	7,780	440,100

Balance, end of year	$70,422	$595,828	$507,536	$112,515	$1,286,301

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

6.     LOANS  (Continued)

The Bank prepares an allowance for loan loss model on a quarterly basis to determine the adequacy of the allowance.  Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications.  The Bank’s historic loss rates and the loss rates of peer financial institutions are also considered.  In evaluating the Bank’s allowance for loan loss, the Bank maintains a loan committee consisting of senior management and the Board of Directors that monitors problem loans and formulates collection efforts and resolution plans for each borrower.  On a monthly basis, the loan committee meets to review each problem loan and determine if there has been any change in collateral value due to changes in market conditions.  Each quarter, when calculating the allowance for loan loss, the loan committee reviews an updated loan impairment analysis on each problem loan to determine if a specific provision for loan loss is warranted.  Management reviews the most recent appraisal on each loan adjusted for holding and selling costs.  In the event there is not a recent appraisal on file, the Bank will use the aged appraisal and apply a discount factor to the appraisal and then adjust the holding and selling costs from the discounted appraisal value.  At March 31, 2012, the Bank maintained an allowance for loan loss ratio of 1.15% to year end loans outstanding.  On a linked basis, non-performing assets have increased by $863,890 over their stated levels at March 31, 2011 representing a non-performing asset to total asset ratio of 7.06% at March 31, 2012 as compared to a non-performing asset to total asset ratio of 6.33% at March 31, 2011.

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

For the year ending March 31, 2012, the Bank experienced seven charge-offs relating to seven loan relationships totaling $447,023 and nineteen partial charge-offs relating to nineteen loan relationships totaling $1,306,391 as compared to charge-offs of six loans representing six relationships totaling $206,006 for the year ended March 31, 2011.

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

	March 31,
	2012	2011

Balance, beginning of year	$575,866	$1,008,961
Payments	(65,953)	(433,095)
Borrowings	74,500

Balance, end of year	$584,413	$575,866

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

7.     LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying statement of financial condition.  The unpaid principal balances of these loans at March 31, 2012 and 2011 are summarized as follows:

	March 31,
	2012	2011
Mortgage Loan Servicing Portfolio:
Mortgage Partnership
Finance FHLB New York	$405,618	$416,553

8.     ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at March 31, 2012 and 2011 consists of the following:

	March 31,
	2012	2011

Loans	$347,466	$377,631
Investment securities	57,592	65,867
Mortgage backed securities	12,044	15,026

	$417,102	$458,524

9.     PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2012 and 2011 consists of the following:

	March 31,
	2012	2011

Land	$1,451,203	$1,451,203
Buildings	6,848,967	6,808,979
Furniture, fixtures and equipment	1,900,900	1,881,320
	10,201,070	10,141,502
Accumulated depreciation	(3,069,090)	(2,743,487)

	$7,131,980	$7,398,015

Depreciation expense amounted to $325,603 and $343,936 for the years ended March 31, 2012 and 2011, respectively.

10.   FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank System.  As a member, the Bank maintains an investment in the capital stock of the Federal Home Loan Bank of New York in an amount not less than 1% of its outstanding home loans or 1/20 of its outstanding notes payable, if any, to the Federal Home Loan Bank of New York, whichever is greater, as calculated December 31 of each year.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

11.   DEPOSITS

Deposit account balances at March 31, 2012 and 2011 are summarized as follows:

	March 31, 2012
	Amount	Weighted Average Interest Rate	Percent of Portfolio

Non interest bearing accounts	$4,673,349	3.84%
Interest bearing checking accounts	13,086,105	0.32	10.76
Passbook savings accounts	14,491,025	0.20	11.92
Money Market accounts	25,244,199	0.74	20.76
Club accounts	141,683	0.40	0.12
	57,636,361		47.40

	March 31, 2012
	Amount	Weighted Average Interest Rate	Percent of Portfolio

Certificates of Deposits:
0.10% to 0.99%	15,700,425	0.81	12.92
1.00% to 1.99%	35,199,832	1.41	28.95
3.00% to 3.99%	13,050,095	3.18	10.73
4.00% to 4.99%	2,178	4.91

	63,952,530		52.60

	$121,588,891		100.00%

	March 31, 2011
	Amount	Weighted Average Interest Rate	Percent of Portfolio

Non interest bearing accounts	$4,161,255	3.44%
Interest bearing checking accounts	13,136,424	0.49	10.87
Passbook savings accounts	15,572,055	0.40	12.89
Money Market accounts	23,824,162	0.82	19.71
Club accounts	153,621	0.40	0.13
	56,847,517		47.04

Certificates of Deposits:
0.10% to 0.99%	5,359,163	0.78	4.44
1.00% to 1.99%	34,758,404	1.39	28.76
2.00% to 2.99%	13,226,418	2.50	10.95
3.00% to 3.99%	10,645,784	3.72	8.81
4.00% to 4.99%	5,124	4.82

	63,994,893		52.96

	$120,842,410		100.00%

The aggregate amount of time deposits including certificates of deposits with a minimum denomination of $100,000 or more was approximately $19,172,000 and $18,002,000 at March 31, 2012 and 2011, respectively.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

11.   DEPOSITS  (Continued)

Scheduled maturities of certificates of deposits at March 31, 2012 and 2011 are as follows:

	March 31,
	2012		2011

2012	$		$42,877,600
2013		44,502,222	11,984,042
2014		11,872,809	4,797,660
2015		2,459,763	2,249,478
2016		3,752,417	2,086,113
2017		1,365,319

		$63,952,530	$63,994,893

The Bank held deposits from officers and directors of approximately $369,000 and $182,000 at March 31, 2012 and 2011, respectively.  These transactions were on the same terms as those prevailing at the time of comparable transactions with other persons.

12.   LINE OF CREDIT FROM ATLANTIC CENTRAL BANKERS BANK

The Bank maintains a line of credit with Atlantic Central Bankers Bank at a rate to be determined by the lender when funds are borrowed.  At March 31, 2012 and 2011, the outstanding balance on the unsecured line of credit was $ -0- and $1,000,000, respectively.

13.   ADVANCES FROM FEDERAL HOME LOAN BANK

As of March 31, 2012, the Bank had a borrowing capacity in a combination of term advances and overnight borrowings of up to $11,125,384 at the FHLB of New York.

Specific repos and other securities, with balances approximating $11,700,000 and $8,100,000 at March 31, 2012 and 2011, respectively, were pledged to the FHLB of New York as collateral.

14.   INCOME TAXES

The Company is subject to federal income tax and New Jersey state income tax.

The Company and subsidiary file a consolidated federal income tax return.  The Company’s consolidated provision for income taxes for the years ended March 31, 2012 and 2011 consists of the following:

	Years Ended March 31,
	2012	2011

Income Tax Expense (benefit)
Current federal tax expense
Federal	$-0-	$3,700
State	3,000	3,500
Deferred tax (benefit)
Federal	(196,352)	224,500
State	(55,700)	57,383

	$(249,052)	$289,083

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

14.   INCOME TAXES  (Continued)

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

The consolidated provision for income taxes for the years ended March 31, 2012 and 2011 differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

	Years Ended March 31,
	2012	2011

Expected federal tax provision (benefit) at 34% rate	$(252,619)	$257,356
State income tax effect	3,709	33,861
Bank owned life insurance		(1,938)
Municipal bond interest	(142)	(196)

Income tax (benefit)	$(249,052)	$289,083

Effective tax rate (benefit)	(33.5%)	38.0%

A summary of deferred tax assets and liabilities as of March 31, 2012 and 2011 are as follows:

	March 31,
	2012	2011
Deferred tax assets:
Accrued pension costs	$4,200	$9,600
Accrued post retirement medical plan	1,700	7,300
Accrued retirement plan	15,700	21,700
Allowance for loan losses	413,100	439,000
Directors’ benefit plans	119,400	111,300
FASB 158 – unrecognized transition costs	28,400	31,400
Net operating loss carryforward	438,700	186,000
Unrealized losses on securities available-for-sale	500
Non accrual interest	44,000	29,000
Total deferred tax assets	$1,065,200	$835,800

Deferred tax liabilities:
Accumulated depreciation	$(72,300)	$(87,900)
Unrealized gains on securities available-for-sale	(1,900)

Total deferred tax liabilities	(74,200)	(87,900)

NET DEFERRED TAX ASSETS	$991,000	$747,900

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

14.   INCOME TAXES  (Continued)

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

In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.  Tax years 2008 through 2011 remain subject to examination by Federal and New Jersey taxing authorities.

The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible; the Company believes the net deferred tax assets are more likely than not to be realized.

The Company has federal net operating loss carryforwards of approximately $680,000 and state net operating loss carryforwards of approximately $2,711,000 at March 31, 2012.

15.   EMPLOYEE BENEFITS

Cash/Deferred Profit Sharing Plan

The Bank maintains a cash/deferred profit sharing plan covering all full time employees with one year of service and who are at least twenty-one years of age.  Participants enter the Plan on the 1st of January or 1st of July subsequent to meeting the above requirements.

The Bank may contribute up to 10% of the annual compensation of each eligible employee.  The Bank’s contribution to the plan was $-0- for the years ended March 31, 2012 and 2011.

Retirement Incentive Plan

A retired officer of the Bank is covered by a Retirement Incentive Plan that pays him $1,416.67 per month for ten years from the date of retirement at age sixty-five.

To fund the above benefit, the Bank has purchased and is the sole beneficiary of a life insurance policy on the life of the officer.  The cash surrender value of this policy was $147,508and $141,703as of March 31, 2012 and 2011, respectively, and is reflected on the consolidated statement of financial position as Bank-owned life insurance.

Delanco Bancorp, Inc. 2008 Equity Incentive Plan

On May 19, 2008, the Board of Directors adopted, and the stockholders approved on August 18, 2008, the Delanco Bancorp, Inc. 2008 Equity Incentive Plan.

The Board of Directors has reserved a total of 112,141 shares of common stock for issuance upon the grant or exercise of awards made pursuant to the 2008 Plan.  All the Company’s employees, officers, and directors are eligible to participate in the 2008 Plan.  As of March 31, 2012, no awards have been made under the 2008 Plan.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

16.   BOARD OF DIRECTORS’ RETIREMENT PLAN

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

The estimated past service liability that will be amortized from accumulated other comprehensive income into net periodic pension costs over the next fiscal year is $11,684.

Net pension expense was $40,992 and $39,264 for years ended March 31, 2012 and 2011, respectively.  The components of net pension cost are as follows:

	Years Ended March 31,
	2012	2011

Service cost	$5,044	$3,712
Interest cost	20,228	20,208
Return on assets	528	152
Net amortization and deferral	15,192	15,192

Net periodic pension cost	$40,992	$39,264

The following table presents a reconciliation of the funded status of the defined benefit pension plan at March 31, 2012 and 2011:

	March 31,
	2012	2011

Accumulated benefit obligation	$408,263	$345,897
Projected benefit obligation	416,352	349,374
Fair value of plan assets	-0-	-0-
Unfunded projected benefit obligation	416,352	349,374

The following table presents a reconciliation of benefit obligations and plan assets:

	March 31,
	2012	2011
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$349,374	$335,542
Service cost	5,044	3,712
Interest cost	20,228	20,208
Actuarial (gain) loss	62,757	7,863
Benefits paid	(21,051)	(17,951)
Benefit obligation at end of year	$416,352	$349,374

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

16.   BOARD OF DIRECTORS’ RETIREMENT PLAN (Continued)

	March 31,
	2012	2011
Change in Plan Assets
Fair value of Plan assets at beginning of year	$-0-	$-0-
Actual return on Plan assets	-0-	-0-
Employer contributions	21,051	17,951
Benefits paid	(21,051)	(17,951)
Fair value of Plan assets at end of year	$-0-	$-0-

Actuarial assumptions used in determining pension amounts are as follows:

	Years Ended March 31,
	2012	2011

Discount rate for periodic pension cost	6.00%	6.25%
Discount rate for benefit obligation	5.00%	6.00%
Rate of increase in compensation levels and social security wage base	2.00%	4.00%
Expected long-term rate of return on plan assets	N/A	N/A

17.   EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

In March 2007, the Company established an Employee Stock Ownership Plan (“ESOP”) covering all eligible employees as defined by the ESOP.  The ESOP is a tax-qualified plan, designed to invest in the Company’s common stock, which provides employees with the opportunity to receive a funded retirement benefit based primarily on the value of the Company’s common stock.  The Company accounts for its ESOP in accordance with FASB ASC 718-40-50 (formerly SOP 93-6).

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

All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loan is repaid.  Unallocated common stock purchased by the ESOP is recorded as a reduction of stockholders’ equity at cost.  As of March 31, 2012, the Company had allocated a total of 16,020 shares from the suspense account to participants.  The Company recognized compensation expense related to the ESOP of $16,020 and $12,816 for the years ended March 31, 2012 and 2011, respectively.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

18.   EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation for the years ended March 31, 2012 and 2011:

	2012	2011
Numerator:
Net income (loss)	$(493,944)	$467,847
Denominator:
Basic number of shares	1,586,664	1,583,460
Dilutive effect of options	-	-
Diluted number of shares	1,586,664	1,583,460
Earnings (loss) per share:
Basic earnings (loss) per share	$(0.31)	$0.30
Diluted earnings (loss) per share	$(0.31)	$0.30

As of March 31, 2012, the Company did not have any outstanding stock options.

19.   FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Level 2:
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly orindirectly.  Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not consideredto be active, and observable inputs other than quoted prices such as interest rates.

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

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

19.   FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

March 31, 2012
Available-for-sale securities	$241,826	NONE	NONE

March 31, 2011
Available-for-sale securities	$248,062	NONE	NONE

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2012 and 2011 are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
March 31, 2012
Impaired loans	$		$7,388,957	$
Real estate owned			845,669

Total	$	NONE	$8,234,626	$	NONE

March 31, 2011
Impaired loans	$		$5,458,468	$
Real estate owned			770,639

Total	$	NONE	$6,229,107	$	NONE

The fair value of impaired loans and real estate owned with specific allocations of the allowance for loan losses is generallybased on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

19.   FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The following required disclosure of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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
March 31, 2012 and 2011

19.   FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Off-balance sheet instruments

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding.  Therefore, these instruments have nominal value prior to funding.

As required by ASC Topic No. 825-10-65, the estimated fair value of financial instruments at March 31, 2012 and 2011 are as follows:

	March 31, 2012		March 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and cash equivalents	$6,649,685	$6,649,685	$5,662,629	$5,662,629
Investment securities	17,694,594	17,848,574	15,945,358	15,928,871
Loans - net	99,431,618	103,700,000	103,867,330	107,877,000
FHLB stock	219,100	219,100	274,700	274,700
Accrued interest receivable	417,102	417,102	458,524	458,524
Real estate owned	845,669	845,669	770,639	770,639
Total financial assets	$125,257,768	$129,680,130	$126,979,180	$130,972,363

Financial Liabilities:
Deposits	121,588,891	122,204,000	120,842,410	122,053,000
Line of credit from ACBB			1,000,000	1,000,000
Advances from FHLB			1,100,000	1,100,000
Advance payments by borrowers for taxes and insurance	399,920	399,920	394,864	394,864
Accrued interest payable	15,912	15,912	22,658	22,658
Total financial liabilities	$122,004,723	$122,619,832	$123,359,932	$124,570,522

	March 31, 2012		March 31, 2011
	Contract Value	Estimated Fair Value	Contract Value	Estimated Fair Value
Off-balance sheet instruments:
Commitments to extend credit	$5,337,000	$5,337,000	$5,706,000	$5,706,000

20.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments.  The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

20.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK  (Continued)

Financial instruments whose contract amount represents credit risk were as follows:

	March 31,
Commitments to Extend Credit	2012	2011

Home equity lines of credit	$4,319,000	$4,407,000
Commercial lines of credit	968,000	1,298,000
Consumer lines of credit		1,000
Standby letters of credit	50,000
	$5,337,000	$5,706,000

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

Standby letters of credit are conditional lending commitments issued by the Bank to guarantee the performance of a customer to a third party.  Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

The Bank has not been required to perform on any financial guarantees during the past two years.  The Bank has not incurred any losses on its commitments in either 2012 or 2011.

21.   COMMITMENTS AND CONTINGENT LIABILITIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

The Bank had outstanding commitment to originate loans as of March 31, 2012 as follows:

	March 31, 2012
	Fixed-Rate	Variable-Rate	Total

Construction	$450,000	$	$450,000

22.   RELATED PARTY TRANSACTIONS

The Company obtained legal services, insurance products and website services from other entities which were affiliated with Directors of the Company.  The aggregate payment for these products and services amounted to $130,551 and $112,049 for the years ended March 31, 2012 and 2011, respectively.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

23.   REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (OCC).  Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Bank and the consolidated financial statements.  Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of:  total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined).   Management believes that, as of March 31, 2012, the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2012, the most recent notification from the OCC, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To remain categorized as well capitalized, the Bank would have to maintain minimum total risk-based, Tier I risk-based, Tier I leverage and Tangible Capital to adjusted total assets ratios as disclosed in the table below.  There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios as of March 31, 2012 and 2011 are as follows:

	Actual		For Capital Adequacy Purposes and to Be Adequately Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio
As of March 31, 2012:
Total Risk-Based Capital
(to Risk-Weighted Assets)	$11,615,000	14.13%	≥	$6,576,160	≥	8.0%
Tier I Capital
(to Risk-Weighted Assets)	10,586,000	12.88%	≥	3,288,080	≥	4.0%
Tier I Capital
(to Adjusted Total Assets)	10,586,000	7.93%	≥	5,342,400	≥	4.0%
Tangible Capital
(to Adjusted Total Assets)	10,586,000	7.93%	≥	2,003,400	≥	1.5%

	Actual		For Capital Adequacy Purposes and to Be Adequately Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio
As of March 31, 2011:
Total Risk-Based Capital
(to Risk-Weighted Assets)	$12,579,000	14.52%	≥	$6,932,240	≥	8.0%
Tier I Capital
(to Risk-Weighted Assets)	11,795,000	13.61%	≥	3,466,120	≥	4.0%
Tier I Capital
(to Adjusted Total Assets)	11,795,000	8.67%	≥	5,443,720	≥	4.0%
Tangible Capital
(to Adjusted Total Assets)	11,795,000	8.67%	≥	2,041,395	≥	1.5%

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

23.   REGULATORY CAPITAL  (Continued)

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

24.   CEASE AND DESIST ORDER

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

The Order, which replaces the Supervisory Agreement previously entered into between the Bank and the OTS, will remain in effect until terminated, modified, or suspended in writing by the OCC, successor to the OTS.

Delanco Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

25.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this report and determined that there were no recognized or non-recognized subsequent events to report.