Form 10-Q
period 2012-06-30
Delanco Bancorp, Inc
filed 2012-08-14
CIK 1382413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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
No  ☒

As of August 10, 2012 there were 1,634,725 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	June 30, 2012	March 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$597,040	$569,884
Interest-bearing deposits	7,007,601	6,079,801
Total cash and cash equivalents	7,604,641	6,649,685
Investment securities:
Securities held-to-maturity (fair value $22,131,230 and $17,606,748 at June 30, 2012 and March 31, 2012, respectively)	21,813,258	17,457,498
Securities available-for-sale (amortized cost of $232,356 and $237,096 at June 30, 2012 and March 31, 2012, respectively)	240,863	241,826
Total investment securities	22,054,121	17,699,324
Loans, net of allowance for loan losses of $1,239,784 at June 30, 2012 (unaudited), $1,160,535 at March 31, 2012	94,327,835	99,431,618
Accrued interest receivable	459,575	417,102
Premises and equipment, net	7,078,165	7,131,980
Federal Home Loan Bank, at cost	202,500	219,100
Deferred income taxes	1,013,850	991,000
Bank-owned life insurance	153,588	147,508
Prepaid and refundable income taxes	─	160,250
Real estate owned	881,214	845,669
Other assets	528,594	615,383
Total assets	$134,304,083	$134,308,619

LIABILITIES
Deposits
Non-interest bearing deposits	$4,741,913	$4,673,349
Interest bearing deposits	116,855,948	116,915,542
Total deposits	121,597,861	121,588,891

Accrued interest payable	12,153	15,912
Advance payments by borrowers for taxes and insurance	387,116	399,920
Other liabilities	539,906	560,432
Total liabilities	122,537,036	122,565,155

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized; no shares issued
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding	16,347	16,347
Additional paid-in capital	6,590,557	6,590,557
Retained earnings, substantially restricted	5,706,406	5,656,867
Unearned common stock held by employee stock ownership plan	(480,608)	(480,608)
Accumulated other comprehensive (Loss)	(65,655)	(39,699)
Total stockholder’s equity	11,767,047	11,743,464
Total liabilities and stockholders’ equity	$134,304,083	$134,308,619

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three months Ended June 30,
	2012	2011
INTEREST INCOME
Loans	$1,193,712	$1,408,375
Investment securities	149,838	137,177
Total interest income	1,343,550	1,545,552

INTEREST EXPENSE
Interest-bearing checking accounts	9,046	14,861
Passbook and money market accounts	52,568	70,319
Certificates of deposits	241,514	290,670
Federal Home Loan Bank Advances	─	77
Total interest expense	303,128	375,927

Net interest income	1,040,422	1,169,625
Provision for loan losses	80,000	75,000
Net interest income after provision for loan losses	960,422	1,094,625

NON-INTEREST INCOME
Income from bank-owned life insurance	6,080	5,805
Gain (loss) on sale of real estate owned	869	(56,018)
Service charges	30,688	39,069
Rental income	24,426	2,850
Other	4,931	4,143
Total non-interest income	66,994	(4,151)

NON-INTEREST EXPENSE
Salaries and employee benefits	414,694	400,871
Advertising	5,876	5,008
Office supplies, telephone and postage	22,532	21,920
Loan expenses	72,075	5,382
Net occupancy expense	173,167	168,478
Real estate owned loss reserve	25,000	─
Federal insurance premiums	53,920	98,924
Data processing expenses	53,631	52,651
ATM expenses	6,408	5,230
Bank charges and fees	17,673	17,778
Insurance and surety bond premiums	19,536	20,928
Dues and subscriptions	4,293	6,623
Professional fees	66,337	59,227
Real estate owned expense	15,340	8,982
Other	32,191	28,292
Total non-interest expense	982,673	900,294

INCOME BEFORE INCOME TAX EXPENSE	44,743	190,180

Income taxes	(4,796)	78,992

NET INCOME (LOSS)	$49,539	$111,188
INCOME PER COMMON SHARE	$0.03	$0.07

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income

	Three Months Ended

	June 30, 2012	June 30, 2011
	(Unaudited)

Net income	$49,539	$111,188
Other Comprehensive income, net of tax unrealized income arising from available for sale securities during period	2,266	2,679

Postretirement benefit plan adjustment	(28,222)	4,489

Comprehensive income	$23,583	$7,168

See Notes to the Unaudited Consolidated Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock				Unearned	Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Employee Stock Ownership Plan	Other-Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss

Balance at March 31, 2012	1,634,725	$16,347	$6,590,557	$5,656,867	$(480,608)	$(39,699)	$11,743,464
Comprehensive income
Net income				49,539			49,539	49,539
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $3,403						2,266	2,266	2,266
Post retirement benefit plan adjustment Net of deferred taxes of $18,815						(28,222)	(28,222)	(28,222)
Total comprehensive income								$23,583
Balance at June 30, 2012	1,634,725	$16,347	$6,590,557	$5,706,406	$(480,608)	$(65,655)	$11,767,047

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Three months Ended June 30,
	2012	2011
Cash flow from operating activities
Net Income	$49,539	$111,188
Adjustments to reconcile net income to net cash provided by operating activities:

Deferred income taxes	(52,582)	13,593
Depreciation	67,709	85,983
Discount accretion net of premium amortization	587	(304)
Provision for loan losses	80,000	75,000
Income from bank owned life insurance	(6,080)	(5,805)
Loss (gain) on sale of real estate owned	(869)	56,018
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	(42,473)	(26,056)
Other assets	86,789	149,658
Prepaid income taxes	160,250	─
Increase (decrease) in:
Accrued interest payable	(3,759)	449
Other liabilities	(20,526)	78,233
Net cash provided by operating activities	$318,585	$537,957

Cash flows from investing activities
Proceeds of securities available for sale	4,740	1,800
Purchases of securities held-to-maturity	(8,500,000)	─
Proceeds from maturities and principal repayments of securities held-to-maturity	4,143,653	430,665
Purchase of investment required by law – stock in Federal Home Loan Bank	16,600	10,600
Proceeds from sale of real estate owned	116,436	345,321
Net (increase) decrease in loans	4,872,671	(1,718,515)
Purchases of premises and equipment	(13,895)	(3,600)
Net cash provided by(used in) investing activities	$640,205	$(933,729)

Cash flows from financing activities
Net increase in deposits	8,970	837,152
Net (increase)decrease in advance payments by borrowers for taxes and insurance	(12,804)	29,600
Increase in Federal home Loan Bank Advances	─	(1,100,000)
Net cash used in financing activities	$(3,834)	$(233,248)

Net (increase)decrease in cash and cash equivalents	$954,956	$(629,020)

Cash and cash equivalents, beginning of the period	6,649,685	5,662,629

Cash and cash equivalents, end of period	$7,604,641	$5,033,609

Supplemental Disclosures:

Cash paid during the period for interest	$307,209	$375,478

Cash paid during the period for income taxes	500	$1,750

Loans transferred to foreclosed real estate during the period	$176,113	─

Net change in unrealized gain on securities available-for-sale net of tax	$2,266	$768

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
June 30, 2012

 (1)           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP).  However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-K for the year ended March 31, 2012.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of Delanco Federal Savings Bank’s (the “Bank”) Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 56 basis points.

(4)            Income Taxes

The Bank accounts for uncertainties in income taxes in accordance with Financial ASC Topic 740 “Accounting for Uncertainty in Income Taxes”. ASC Topic 740 prescribes a threshold and measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Bank has determined that there are no significant uncertain tax positions requiring recognition in its financial statements.

Federal tax years 2009 through 2011 remain subject to examination as of June 30, 2012, while tax years 2008 through 2011 remain subject to examination by state taxing jurisdictions. In the event the Bank is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,
	2012	2011
Numerator	$49,539	$111,188
Denominators:
Basic shares outstanding	1,586,664	1,583,460
Effect of dilutive securities		─
Dilutive shares outstanding	1,586,664	1,583,460
Earnings per share:
Basic	$.03	$.07
Dilutive	$.03	$.07

(6)      Cease and Desist Order

On March 17, 2011, the Bank entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the Office of Thrift Supervision (“OTS”) whereby the Bank consented to the issuance of an Order to Cease and Desist promulgated by the OTS, without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Bank.  On July 21, 2011 the OTS was eliminated and merged into the Office of the Comptroller of the Currency (“OCC”).  As the Bank’s primary regulator, the Order is now enforced by the OCC.

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

•
within 30 days after the end of each quarter, beginning with the quarter ending June 30, 2011, prepare a quarterly written asset status report that will include the requirements contained in the Order;

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

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of June 30, 2012, the Bank has entered into formal forbearance agreements with four relationships totaling $1.5 million that require current payments while the borrowers restructure their finances.

At June 30, 2012, the Bank’s tier 1 (core) capital to adjusted total assets ratio was 7.98% and its total risk-based capital to risk-weighted assets ratio was 14.75%. At June 30, 2012, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

On July 23, 2011 the Bank received a non-objection from the OTS regarding the updated business plan that it submitted under the requirements of the Order.

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

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

•	Level 1	Level 1inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
•	Level 2
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.

•	Level 3	Level 3 inputs are unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
June 30, 2012
Available-for-sale securities	$241	$	─	$	─

March 31, 2012
Available-for-sale securities	$242	$	─	$	─

Assets and Liabilities on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2012 and March 31, 2012 are as follows (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
June 30, 2012
Impaired loans	$	─	$8,336	$	─
Real estate owned			881
Total	$	─	$9,217	$	─

March 31, 2012
Impaired loans	$	─	$7,389	$	─
Real estate owned			846
Total	$	─	$8,235	$	─

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

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at June 30, 2012 and March 31, 2012 was as follows:

	June 30, 2012		March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$7,604,641	$7,604,641	$6,649,685	$6,649,685
Investment securities	22,045,614	22,372,093	17,694,594	17,848,574
Loans – net	94,327,835	99,298,000	99,431,618	103,700,000
FHLB stock	202,500	202,500	219,100	219,100
Accrued interest receivable	459,757	459,575	417,102	417,102
Bank–owned life insurance	153,588	153,588	147,508	147,508
Real estate owned	881,214	881,214	845,669	845,669
Total financial assets	$125,675,149	$130,971,611	$125,405,276	$129,827,638

Financial Liabilities:
Deposits	$121,597,861	$123,434,000	$121,588,891	$122,204,000
Advance payments by borrowers for taxes and insurance	387,116	387,116	399,920	399,920
Accrued interest payable	12,153	12,153	15,912	15,912
Total financial liabilities	$121,997,130	$123,833,269	$122,004,723	$122,619,832

	June 30, 2012		March 31, 2012
	Contract Value	Estimated Fair Value	Contract Value	Estimated Fair Value
Off-balance sheet instruments
Commitments to extend credit	$5,318,509	$5,318,509	$5,337,000	$5,337,000

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

Loans at June 30, 2012 and March 31, 2012 are summarized as follows (dollars in thousands):

	June 30,	March 31,
	2012	2012

Residential (one-to four-family) real estate	68,105	70,192
Multi-family and commercial real estate	14,744	17,130
Commercial	1,497	1,480
Home equity	9,822	9,986
Consumer	970	1,047
Construction	540	839
Total loans	95,678	100,674
Net deferred loan origination fees	(100)	(82)
Allowance for loan losses	(1,240)	(1,160)
Loans, net	94,338	99,432

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds.  At June 30, 2012, the loans-to-one-borrower limitation was $2.0 million; this excluded an additional 10% of adjusted capital funds or approximately $1.3 million, which may be loaned if collateralized by readily marketable securities.  At June 30, 2012, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

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

The following table represents loans by credit quality indicator at June 30, 2012 (dollars in thousands):

	Pass	Special Mention Loans	Classified Loans	Non-Performing Loans	Total
Residential real estate	64,449	481	201	2,974	68,105
Multi-family and commercial real estate	9,283	353	1,270	3,838	14,744
Commercial	1,065	258	34	140	1,497
Home equity	9,822	─	─	─	9,822
Consumer	970	─	─	─	970
Construction	487	53	─	─	540
	86,076	1,145	1,505	6,952	95,678

The following table represents past-due loans as of June 30, 2012 (dollars in thousands):

	30-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Non-Accrual Balances	Total Loan Balances
Residential real estate	1,205	─	1,205	63,926	2,974	68,105
Multi-family and commercial real estate	802	─	802	10,104	3,838	14,744
Commercial	424	─	424	933	140	1,497
Home Equity	132	─	132	9,690	─	9,822
Consumer	39	─	39	931	─	970
Construction	─	─	─	540	─	540

Total Loans	2,602	─	2,602	86,124	6,952	95,678

Percentage of Total Loans	2.72%	0.00%	2.72%	90.01%	7.27%	100.0%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent.  The recognition of interest income on impaired loans is the same for non-accrual loans discussed above.  At June 30, 2012, the Bank had 26 loan relationships totaling $7.0 million in non-accrual loans as compared to 25 relationships totaling $7.2 million at March 31, 2012.  The average balance of impaired loans totaled $8.3 million for the three months ended June 30, 2012 as compared to $8.5 million for the year ended March 31, 2012, and interest income recorded on impaired loans for the three months ended June 30, 2012 totaled $44,859 as compared to $152,910 for the year ended March 31, 2012

The following table represents data on impaired loans at June 30, 2012 and March 31, 2012 (dollars in thousands):

	June 30, 2012	March 31, 2012
Impaired loans for which a valuation allowance has been provided	─	─
Impaired loans for which no valuation allowance has been provided	8,336	8,631
Total loans determined to be impaired	8,336	8,631
Allowance for loans losses related to impaired loans	─	─
Average recorded investment in impaired loans	8,349	8,546
Cash basis interest income recognized on impaired loans	45	153

At March 31, 2012 the Bank no longer maintained specific valuation allowances against impaired loans as noted above.  In conjunction with the Bank’s change in regulators from the Office of Thrift Supervision to the Office of the Comptroller of the Currency, the specific valuation allowances have been net against the loan balances and are carried at fair market valuation.  Going forward any valuation adjustments will be charged against the loan balance at the time of valuation.

    The following table presents impaired loans by portfolio class at June 30, 2012 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	3,522	3,502	─	3,461	21
Multi-family and commercial real estate	4,641	4,641	─	4,695	20
Commercial	140	140	─	140	3
Home equity	─	─	─	─	─
Consumer	─	─	─	─	─
Construction	53	53	─	53	1

Subtotal	8,356	8,336	─	8,349	45

The following table presents impaired loans by portfolio class at March 31, 2012) (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	3,357	3,344	─	3,443	66
Multi-family and commercial real estate	5,287	5,287	─	4,853	87
Commercial	─	─	─	19	─
Home equity	─	─	─	111	─
Consumer	─	─	─	119,669	─
Construction	─	─	─	─	─

Subtotal	8,644	8,631	─	8,546	153

The following table represents non accrual loans as of June 30, 2012 and March 31, 2012 (dollars in thousands):

	June 30, 2012	March 31, 2012
Non-accrual loans:
Residential real estate	2,974	2,989
Multi-family and commercial real estate	3,838	4,255
Commercial	140	─
Consumer	─	─
Home Equity	─	─
Construction	─	─
Total non-accrual loans	6,952	7,244

Impaired loans	1,383	1,387
Total non-performing loans	8,336	8,631
Real estate owned	881	846
Total non-performing assets	9,217	9,476

Non-performing loans as a percentage of loans	8.71%	8.57%
Non-performing assets as a percentage of loans and real estate owned	9.54%	9.34%
Non-performing assets as percentage of total assets	6.86%	7.06%

During the three months ended June 30, 2012, the Bank experienced a $291 thousand net decrease in non-accrual loans.  This change reflects the downgrading of two loan relationships to non-accrual status totaling $318 thousand during the three months ended June 30, 2012.  The downgraded loans consisted of two relationships representing residential mortgages totaling $318 thousand, offset by one residential mortgage for $176 thousand transferred to real estate owned and one commercial real estate loan that was partially repaid by $423 thousand.

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):
	June 30, 2012	March 31, 2012

Balance at beginning of period	1,161	1,286
Provision:
Commercial	─	(4)
Commercial real estate	65	643
Residential real estate	30	581
Consumer	(15)	382

Total Provision	80	1,602

Charge-Offs:
Commercial	13	816
Residential real estate	─	536
Consumer	─	401
Recoveries	(12)	(26)
Total Net Charge-Offs	1	1,727
Balance at end of period	1,240	1,161
Period-end loans outstanding	95,678	100,674
Average loans outstanding	98,082	102,606

Allowance as a percentage of period-end loans	1.30%	1.15%
Net charge-offs as a percentage of average loans	0.00%	1.68%

Additional details for changes in the allowance for loan by loan portfolio as of June 30, 2012 are as follows (dollars in thousands):

Allowance for Loan Losses

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Balance, beginning of year	41	469	553	98	1,161
Loan charge-offs	─	(13)	─	─	(13)
Recoveries	─	2	─	10	12
Provision for loan losses	─	65	30	(15)	80

Balance, end of period	41	523	583	93	1,240

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

The Bank’ allowance for loan loss has consisted of two portions, a general reserve against unknown or potential losses and a specific reserve against any loan that was determined to be under- collateralized.  Due to the consolidation of our primary regulator, the Office of Thrift Supervision into the Office of the Comptroller of the Currency, the use of specific reserves is no longer allowed, beginning with the March 31, 2012 filing of the quarterly regulatory reports.

 For the three months ending June 30, 2012, the Bank experienced one charge-off relating to one loan relationship totaling $13 thousand as compared to the full charge-offs of eight loans representing seven relationships totaling $447 thousand and the partial charge-offs of 21 loans consisting of 19 relationships totaling $1.3 million for the year ended March 31, 2012.

At June 30, 2012, the Bank maintained an allowance for loan loss ratio of 1.30% to quarter end loans outstanding.  Non-performing assets have decreased by $259 thousand over their stated levels at March 31, 2012 representing a non-performing asset to total asset ratio of 6.86% at June 30, 2012 as compared to a non-performing asset to total asset ratio of 7.06% at March 31, 2012.

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

(10)          Investment Securities

Investment securities have been classified according to management’s intent.  The amortized cost of securities and their approximate fair values as of June 30, 2012 and March 31, 2012 are as follows:

	Held-to-Maturity June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)
Federal Farm Credit Bank Bond	$4,500	$24	$(2)	$4,522
Federal Home Loan Bank Bonds	4,000	16	(2)	4,014
Federal Home Loan Mortgage
Corporation Bonds	1,499	18	─	1,517
Federal National Mortgage Association	8,997	84	─	9,081
Municipal Bond	104	─	─	104

	19,100	142	(4)	19,238
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	1,311	80	─	1,391
Federal National Mortgage Association	1,078	87	─	1,165
Government National Mortgage Corporation	324	14	(1)	337
	2,713	181	(1)	2,893
Total	$21,813	323	(5)	$22,131

	Held-to-Maturity March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Home Loan Bank Bonds	$3,945	$5	$ (8)	$3,942
Federal Farm Credit Bonds	3,000	2	(25)	2,977
Federal Home Loan Mortgage
Corporation Bonds	1,499	─	(6)	1,493
Federal National Mortgage Association	5,997	26	(34)	5,989
Municipal Bond	104	─	─	104
	14,545	33	(73)	14,505
Mortgage-backed securities:

Federal Home Loan Mortgage Corporation	1,430	89	(2)	1,517
Federal National Mortgage Association	1,146	90	─	1,236
Government National Mortgage Corporation	336	13	(1)	348
	2,912	192	(3)	3,101
Total	$17,457	225	(76)	17,606

	Available for Sale June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mutual Fund Shares	$232	9	─	$241

	Available for Sale March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Mutual Fund Shares	$237	$5	$	─	$242

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of June 30, 2012 and March 31, 2012:

June 30, 2012

	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Amounts maturing in:

One year or less	$104	$104	$ ─	$ ─
After one year through five years	504	527	─	─
After five years through ten years	6,005	6,023	─	─
After ten years	15,200	15,477	─	─
Equity securities			232	241
	$21,813	$22,131	$232	$241

March 31, 2012

	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Amounts maturing in:

One year or less	$104	$104	$ ─	$ ─
After one year through five years	510	532	─	─
After five years through ten years	3,444	3,449	─	─
After ten years	13,399	13,521	─	─
Equity securities			237	242
	$17,457	$17,606	$237	$242

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at June 30, 2012 and March 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2012

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(Dollars in Thousands)

Federal Home Loan Bank Bonds	$1,498	(2)	─	─	$1,498	$(2)

Federal Farm Credit Bonds	498	(2)	─	─	$498	$(2)
Federal Home Loan Mortgage Corporation Bonds	─	─	─	─	─	─
Federal National Mortgage Association	─	─	─	─	─	─
	$1,996	(4)	─	─	$1,996	$(4)
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	$─	$─	$─	$─	$─	$─
Federal National Mortgage Association	─	─	─	─	─	─
Government National Mortgage Corporation	36	(1)	─	─	36	(1)
	$36	$(1)	─	─	$36	$(1)

Mutual Fund Shares	$─	$─	$─	$─	$─	$─

Total	$2,032	$(5)	$─	$─	$2,032	$(5)

	March 31, 2012

	Less Than 12 Months			12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(Dollars in Thousands)

Federal Home Loan Bank Bonds	$2,000	$	(8)	$ ─	$ ─	$2,000	$	(8)
Federal Farm Credit Bonds	2,500		(25)	─	─	2,500		(25)
Federal Home Loan Mortgage Corporation Bonds	1,499		(6)	─	─	1,499		(6)
Federal National Mortgage Association	4,497		(34)	─	─	4,497		(34)
	10,496		(73)	─	─	10,496		(73)
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	374		(2)	─	─	374		(2)
Federal National Mortgage Association	346	─		─	─	346	─
Government National Mortgage Corporation	39		(1)	─	─	39		(1)
	759		(3)	─	─	759		(3)

Total	$11,255	$	(76)	─	─	$11,255	$	(76)

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

At June 30, 2012, the 5 debt securities with unrealized losses have depreciated 0.20% from the Bank’s amortized cost basis.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended June 30, 2012 and 2011 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview.  Total assets at June 30, 2012 were $134.3 million, a decrease of $4 thousand from total assets of $134.3 million at March 31, 2012.  Total liabilities decreased by $28 thousand or 0.02% from $122.6 million at March 31, 2012 to $122.5 million at June 30, 2012.  Total stockholders’ equity of $11.8 million reflected an increase of $24 thousand from $11.7 million at March 31, 2012.

Loans.  At June 30, 2012, total loans, net, were $94.3 million, or 70.2% of total assets.  Overall loans decreased by $5.1 million, primarily due to payoffs in the commercial real estate and residential real estate portfolios. Commercial and multi-family real estate loans decreased by $2.4 million, residential real estate loans decreased by $2.1 million, home equity loans decreased by $164 thousand and commercial loans increased by $17 thousand.

Non-performing Loans. Total nonperforming loans at June 30, 2012 decreased $295 thousand from March 31, 2012 primarily due to a principal pay down of $423 thousand on a commercial real estate loan and the transfer of a residential mortgage loan of $176 thousand into real estate owned, offset by the addition of two residential mortgages totaling $318 thousand to non-accrual status.

Securities.  The investment securities portfolio was $22.1 million, or 16.4% of total assets, at June 30, 2012.  At that date, 12.3% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities.  Investment securities increased $4.4 million compared to March 31, 2012. The increase was primarily due to purchases of debt securities.

Deposits.  Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits.  We consider demand deposits and money market and passbook accounts to be core deposits.  We do not have any brokered deposits. At June 30, 2012, core deposits were 48.3% of total deposits.  Overall deposits increased by $9 thousand as the Bank made a conscious effort to attract core deposits and reduce its reliance of high costing time deposits. Core deposits grew for the three months by $1.1 million while time deposits decreased by $1.1million.

Borrowings.  In recent periods, we have occasionally used short-term borrowings as an additional source of liquidity.  At June 30, 2012, we had $0 in advances outstanding.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Financial Highlights. Net income for the three months ended June 30, 2012 was $50 thousand as compared to a net income of $111 thousand for the same prior year period. The decrease in net income for the three month period was primarily the result of lower net interest income and increased operating expenses, partially offset by an increase in non-interest income.

Net Interest Income.   Net interest income decreased $129 thousand to $1.0 million for the three months ended June 30, 2012 from $1.2 million for the three months ended June 30, 2011. The Bank saw a decrease in both the interest rate spread (8 basis points) and net interest margin (21 basis points) for the three month period.  The rates earned on assets declined, resulting in a 12.1% decrease in total interest income for the three months ending June 30, 2012 compared to the three months ended June 30, 2011. Total interest expense decreased by 19.4% between the same periods.

Average loans in the three months ended June 30, 2012 decreased $8.6 million, or 8.02%, compared with the same period in 2011, driven primarily by payoffs in the commercial real estate and residential real estate portfolios.  Average investment securities in the three months ended June 30, 2012 increased $4.5 million, or 28.4%, compared to the same period in 2011. The increase in the investment portfolio was due to reinvesting the proceeds from loan repayments. Declining interest rates decreased the average yield on earning assets to 4.42% for the three months ended June 30, 2012, compared with 5.0% for the same period in 2011.

Average interest-bearing deposits in the three months ended June 30, 2012 decreased $360 thousand, or 0.31%, compared with the same period in 2011. Declining interest rates decreased the average cost of deposits to 0.97%, compared with 1.29% for the same period in 2011.

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  When loans become impaired, they are evaluated for present values.  Existing impaired loans are also periodically reviewed for valuations.  Following a review of the adequacy of the remaining allowance after the impaired loan charges and other charge-offs, the Bank’s loan committee determined that the provisions for loan losses needed to provide an adequate allowance were $80 thousand in the three months ended June 30, 2012 compared to $75 thousand in the three months ended June 30, 2011.  We had $1 thousand in net charge-offs in the three months ended June 30, 2012, compared to $5 thousand in net recoveries in the same prior year period.

Non-Interest Income.  Non-interest income increased $71 thousand in the three month period ending June 30, 2012 compared to the three month period ended June 30, 2011 due to increased rental income from an additional suite leased in the Bank’s Cinnaminson office as well as rents collected from REO properties, as well as recording a gain of $1 thousand on the sale of real estate owned as compared to a loss of $56 thousand in the previous period.

Non-Interest Expenses.  Non-interest expenses increased $82 thousand in the three months ending June 30, 2012 compared to the three months ended June 30, 2011 primarily due to an increase in loan expenses of $67 thousand and an increase in real estate owned reserve, partially offset by a decrease of $45 thousand in federal deposit insurance premiums.

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

           Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2012, cash and cash equivalents totaled $7.6 million. At June 30, 2012, we had no outstanding borrowings and had arrangements to borrow up to $10.1 million from the Federal Home Loan Bank of New York and $1.0 million from Atlantic Central Bankers Bank.

           At June 30, 2012, substantially all of our investment securities were classified as held to maturity.  We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity.   We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

           A significant use of our liquidity is the funding of loan originations.  At June 30, 2012, we did not have any loan commitments outstanding.  We had $5.3 million in unused lines of credit.  Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of June 30, 2013 totaled $37.9 million, or 60.2% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of June 30, 2012, the Company had $296,249 in cash and cash equivalents compared to $279,589 as of June 30, 2011.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in March 2007.  In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

           Capital Management.  We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2012, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

           For the quarter ended June 30, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A.  Risk Factors

Other than as set forth below, there are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, which could materially and adversely affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

DELANCO BANCORP, INC.

Dated: August 13, 2012	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

Dated: August 13, 2012	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer