Form 10-Q/A
period 2012-06-30
Delanco Bancorp, Inc
filed 2012-09-13
CIK 1382413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, initially filed with the U.S. Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to the Form 10-Q provides the following items from the Form 10-Q formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholder’s Equity; (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q, and does not modify or update in any way the disclosures included in the Form 10-Q.

PART II.  OTHER INFORMATION

Item 6.      Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.0	Section 1350 Certification*

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL (Extensible Business reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*           Previously filed.
**         Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELANCO BANCORP, INC.

Dated: September 13, 2012	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive
Officer

Dated: September 13, 2012	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer