Form 10-Q
period 2012-09-30
Delanco Bancorp, Inc
filed 2012-11-14
CIK 1382413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                       to
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
No ☒

As of November 9, 2012 there were 1,634,725 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	September 30, 2012	March 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$638,530	$569,884
Interest-bearing deposits	6,151,631	6,079,801
Total cash and cash equivalents	6,790,161	6,649,685
Investment securities:
Securities held-to-maturity (fair value $21,786,178 and $17,606,748 at September 30, 2012 and March 31, 2012, respectively)	21,451,335	17,457,498
Securities available-for-sale (amortized cost of $228,427 and $237,096 at September 30, 2012 and March 31, 2012, respectively)	239,523	241,826
Total investment securities	21,690,858	17,699,324
Loans, net of allowance for loan losses of $1,038,078 at September 30, 2012 (unaudited), $1,160,535 at March 31, 2012	92,694,794	99,431,618
Accrued interest receivable	465,092	417,102
Premises and equipment, net	7,002,286	7,131,980
Federal Home Loan Bank, at cost	202,500	219,100
Deferred income taxes	1,051,900	991,000
Bank-owned life insurance	153,588	147,508
Prepaid and refundable income taxes	─	160,250
Real estate owned	2,357,738	845,669
Other assets	500,416	615,383
Total assets	$132,909,333	$134,308,619

LIABILITIES
Deposits
Non-interest bearing deposits	$4,720,272	$4,673,349
Interest bearing deposits	115,297,381	116,915,542
Total deposits	120,017,653	121,588,891

Accrued interest payable	11,467	15,912
Advance payments by borrowers for taxes and insurance	362,370	399,920
Other liabilities	805,649	560,432
Total liabilities	121,197,139	122,565,155

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized; no shares issued	─	─
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding	16,347	16,347
Additional paid-in capital	6,590,557	6,590,557
Retained earnings, substantially restricted	5,649,999	5,656,867
Unearned common stock held by employee stock ownership plan	(480,608)	(480,608)
Accumulated other comprehensive (Loss)	(64,101)	(39,699)
Total stockholder’s equity	11,712,194	11,743,464
Total liabilities and stockholders’ equity	$132,909,333	$134,308,619

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,			Six Months Ended September 30,
	2012		2011	2012	2011
INTEREST INCOME
Loans		$1,145,982	$1,362,744	$2,339,694	$2,771,119
Investment securities		159,259	144,670	309,097	281,847
Total interest income		1,305,241	1,507,414	2,648,791	3,052,966

INTEREST EXPENSE
Interest-bearing checking accounts		8,826	14,048	17,872	28,909
Passbook and money market accounts		49,865	72,226	102,433	142,545
Certificates of deposits		222,725	283,538	464,239	574,208
Federal Home Loan Bank Advances		─	72	─	149
Total interest expense		281,416	369,884	584,544	745,811

Net interest income		1,023,825	1,137,530	2,064,247	2,307,155
Provision for loan losses		108,000	80,000	188,000	155,000
Net interest income after provision for loan losses		915,825	1,057,530	1,876,247	2,152,155

NON-INTEREST INCOME
Income from bank-owned life insurance		─	─	6,080	5,805
Gain (loss) on sale of real estate owned		─	─	869	(56,018)
Service charges		33,379	36,429	64,067	75,498
Rental income		53,187	2,850	77,613	5,700
Other		3,832	2,896	8,763	7,039
Total non-interest income		90,398	42,175	157,392	38,024

NON-INTEREST EXPENSE
Salaries and employee benefits		386,740	394,492	801,434	795,363
Advertising		6,449	7,339	12,325	12,347
Office supplies, telephone and postage		31,268	32,416	53,800	54,336
Loan expenses		201,874	38,311	273,949	43,693
Net occupancy expense		160,664	163,516	333,831	331,994
Federal insurance premiums		54,125	75,504	108,045	174,428
Real estate owned loss reserve		─	─	25,000	─
Data processing expenses		52,637	53,867	106,268	106,518
ATM expenses		7,157	5,105	13,565	10,335
Bank charges and fees		16,997	19,180	34,670	36,958
Insurance and surety bond premiums		19,241	20,140	38,777	41,068
Dues and subscriptions		4,917	9,170	9,210	15,793
Professional fees		58,486	65,843	124,823	125,070
Real Estate Owned expense		71,522	2,633	86,862	11,615
Other		28,888	28,645	61,079	56,937
Total non-interest expense		1,100,965	916,161	2,083,638	1,816,455

INCOME (LOSS) BEFORE INCOME TAX EXPENSE		(94,742)	183,544	(49,999)	373,724

Income tax expense (benefit)		(38,335)	73,380	(43,131)	152,372

NET INCOME (LOSS)		(56,407)	110,164	(6,868)	221,352
INCOME (LOSS) PER COMMON SHARE	$	(0.04)	$0.07	$0.00	$0.14

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Six Months Ended

	September 30, 2012	September 30, 2011
Net income	$(6,868)	$221,352
Other Comprehensive income, net of tax unrealized income arising from available for sale securities during period	3,820	3,988

Postretirement benefit plan adjustment	(28,222)	4,489

Comprehensive income, (loss)	$(31,270)	$229,829

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned Employee Stock Ownership	Accumulated Other-Comprehensive	Total Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Plan	Income (Loss)	Equity	Income (loss)
Balance at March 31, 2012	1,634,725	$16,347	$6,590,557	$5,656,867	$(480,608)	$(39,699)	$11,743,464
Comprehensive income
Net income				(6,868)			(6,868)	(6,868)
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $4,438						3,820	3,820	3,820
Post retirement benefit plan Adjustment Net of deferred tax of $18,815						(28,222)	(28,222)	(28,222)

Total comprehensive income
Balance at September 30, 2012	1,634,725	$16,347	$6,590,557	$5,649,999	$(480,608)	$(64,101)	$11,712,194	(31,270)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2012		2011
Cash flow from operating activities
Net Income (Loss)		$(6,868)	$221,352
Adjustments to reconcile net income (loss) to net cash provided by (uses in) operating activities:
Deferred income taxes		(91,669)	27,138
Depreciation		144,117	169,500
Discount accretion net of premium amortization		(721)	(1,128)
Provision for loan losses		188,000	155,000
Income from bank owned life insurance		(6,080)	(5,805)
(Gain)loss on sale of real estate		(869)	56,018
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable		(47,990)	2,396
Other assets		114,967	235,097
Prepaid income taxes		160,250	─
Increase (decrease) in:
Accrued interest payable		(4,445)	1,110
Other liabilities		245,218	110,352
Net cash provided by operating activities		$693,910	$971,030

Cash flows from investing activities
Proceeds of securities available for sale		8,669	4,459
Purchases of securities held-to-maturity		(13,200,000)	(6,500,000)
Proceeds from maturities and principal repayments of securities held-to-maturity		9,206,884	3,997,207
Purchase of investment required by law – stock in Federal Home Loan Bank		16,600	(56,900)
Proceeds from sale of real estate owned		116,436	345,321
Net decrease in loans		4,921,187	901,472
Purchases of premises and equipment		(14,423)	(3,600)

Net cash provided by(used in) investing activities		$1,055,353	$(1,312,041)

Cash flows from financing activities
Net increase (decrease) in deposits		(1,571,237)	8,059
Net (decrease) in advance payments by borrowers for taxes and insurance		(37,550)	(44,022)
Decrease in Federal home Loan Bank Advances		─	400,000

Net cash provided by (used in) financing activities	$	(1,608,787)	$364,037

(continued)

	Six Months Ended September 30,
	2012	2011

Net increase in cash and cash equivalents	140,476	23,026

Cash and cash equivalents, beginning of the period	6,649,685	5,662,629

Cash and cash equivalents, end of period	6,790,161	5,685,655

Supplemental Disclosures:

Cash paid during the period for interest	584,544	745,134

Cash paid during the period for income taxes	1,000	2,250

Loans transferred to foreclosed real estate during the period	1,512,069	40,000

Total increase in unrealized gain on securities available-for-sale	$3,820	$5,414

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
September 30, 2012

 (1)           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP).  However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the six month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-K for the year ended March 31, 2012.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of Delanco Federal Savings Bank’s (the “Bank”) Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 54 basis points.

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

Federal tax years 2009 through 2011 remain subject to examination as of September 30, 2012, while tax years 2008 through 2011 remain subject to examination by state taxing jurisdictions. In the event the Bank is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Numerator	$(56,407)	$110,164	$(6,868)	$221,352
Denominators:
Basic shares outstanding	1,586,664	1,583,460	1,586,664	1,583,460
Effect of dilutive securities	─	─	─	─
Dilutive shares outstanding	1,586,664	1,583,460	1,586,664	1,583,460
Earnings per share:
Basic	$(0.04)	$0.07	─	$0.14
Dilutive	$(0.04)	$0.07	─	$0.14

(6)Cease and Desist Order

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

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of September 30, 2012, the Bank has entered into formal forbearance agreements with three relationships totaling $839 thousand that require current payments while the borrowers restructure their finances.

At September 30, 2012, the Bank’s tier 1 (core) capital to adjusted total assets ratio was 8.03% and its total risk-based capital to risk-weighted assets ratio was 14.86%. At September 30, 2012, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

On July 23, 2011 the Bank received a non-objection from the OTS regarding the updated business plan that it submitted under the requirements of the Order.

(7)           Recent Accounting Pronouncements

Below is a discussion of recent accounting pronouncements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220):  The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The amendments will be temporary to allow the Board time to deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private and nonprofit entities.  The amendments in this update are effective for public entities for fiscal years, and interim annual periods within those years, beginning after December 15, 2011, consistent with ASU 2011-05.  The Company adopted the provisions of this guidance in its first fiscal quarter ending June 30, 2012.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet, Disclosure about Offsetting Assets and Liabilities (Topic 210): The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhancement disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they offset in accordance with either Section 210-20-45 or Sections 815-10-45. These amendments are effective for annual periods beginning on or after January 3, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate any material impact to the consolidated financial statements related to this guidance.

In December 2011, the FASB issued ASU 2011-10, Property, Plant and Equipment (Topic 360): The objective of this updateis to resolve the diversity in practice about whether the guidance in the Subtopic 360-20, Property, Plant and Equipment – Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10 Consolidation – Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not anticipate any material impact to the consolidated financial statements related to this guidance.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted the provisions of this guidance in its first fiscal quarter ending June 30, 2012.

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

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

·	Level 1	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
·	Level 2	Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.
·	Level 3	Level 3 inputs are unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
September 30, 2012
Available-for-sale securities	$240	−	−

March 31, 2012
Available-for-sale securities	$242	−	−

Assets and Liabilities on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2012 and March 31, 2012 are as follows (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
September 30, 2012
Impaired loans	$	─	$7,089	$	─
Real estate owned	$	─	$2,358	$	─
Total	$	─	9,447	$	─

March 31, 2012
Impaired loans	$	─	$7,389	$	─
Real estate owned	$	─	846	$	─
Total	$	─	$8,235	$	─

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

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at September 30, 2012 and March 31, 2012 was as follows:

	September 30, 2012		March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$6,790,161	$6,790,161	$6,649,685	$6,649,685
Investment securities	21,679,762	22,025,701	17,694,594	17,848,574
Loans – net	92,694,794	97,077,000	99,431,618	103,700,000
FHLB stock	202,500	202,500	219,100	219,100
Accrued interest receivable	465,092	465,092	417,102	417,102
Real estate owned	2,357,738	2,357,738	845,669	845,669
Total financial assets	$124,190,047	$128,918,192	$125,257,768	$129,680,130

Financial Liabilities:
Deposits	$120,017,653	$121,208,000	$121,588,891	$122,204,000
Advance payments by borrowers for taxes and insurance	362,370	362,370	399,920	399,920
Accrued interest payable	11,467	11,467	15,912	15,912
Total financial liabilities	$120,391,490	$121,581,837	$122,004,723	$122,619,832

	September 30, 2012		March 31, 2012
	Contract Value	Estimated Fair Value	Contract Value	Estimated Fair Value
Off-balance sheet instruments
Commitments to extend credit	$5,888,167	$5,888,167	$5,337,000	$5,337,000

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

Loans at September 30, 2012 and March 31, 2012 are summarized as follows (dollars in thousands):

	September 30,	March 31,
	2012	2012

Residential (one-to four-family) real estate	$68,105	$70,192
Multi-family and commercial real estate	13,345	17,130
Commercial	1,317	1,480
Home equity	9,341	9,986
Consumer	936	1,047
Construction	783	839
Total loans	93,827	100,674
Net deferred loan origination fees	(94)	(82)
Allowance for loan losses	(1,038)	(1,160)
Loans, net	$92,695	$99,432

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds.  At September 30, 2012, the loans-to-one-borrower limitation was $1.9 million; this excluded an additional 10% of adjusted capital funds or approximately $1.0 million, which may be loaned if collateralized by readily marketable securities.  At September 30, 2012, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

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

The following table represents loans by credit quality indicator at September 30, 2012 (dollars in thousands):

	Pass	Special Mention Loans	Classified Loans	Non-Performing Loans	Total
Residential real estate	$65,345	$481	$200	$2,079	$68,105
Multi-family and commercial real estate	8,598	351	1,266	3,130	13,345
Commercial	769	256	35	257	1,317
Home equity	9,263	─	─	78	9,341
Consumer	897	─	─	39	936
Construction	730	53	─	─	783
	$85,602	$1,141	$1,501	$5,583	$93,827

The following table represents past-due loans as of September 30, 2012 (dollars in thousands):

	30-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing		Total Past Due and Still Accruing	Accruing Current Balances	Non-Accrual Balances	Total Loan Balances
Residential real estate	$1,826	$	─	$1,826	$64,200	$2,079	$68,105
Multi-family and commercial real estate	210		─	210	10,005	3,130	13,345
Commercial	49		─	49	1,011	257	1,317
Home Equity	234		─	234	9,029	78	9,341
Consumer	28		─	28	869	39	936
Construction	─		─	─	783	─	783

Total Loans	$2,347	$	─	$2,347	$85,897	$5,583	$93,827

Percentage of Total Loans	2.50%		0.00%	2.50%	91.55%	5.95%	100.0%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent.  The recognition of interest income on impaired loans is the same for non-accrual loans discussed above.  At September 30, 2012, the Bank had 28 loan relationships totaling $5.6 million in non-accrual loans as compared to 25 relationships totaling $7.2 million at March 31, 2012.  The average balance of impaired loans totaled $7.9 million for the six months ended September 30, 2012 as compared to $8.5 million for the year ended March 31, 2012, and interest income recorded on impaired loans for the six months ended September 30, 2012 totaled $89,589 as compared to $152,910 for the year ended March 31, 2012.

The following table represents data on impaired loans at September 30, 2012 and March 31, 2012 (dollars in thousands):

	September 30, 2012	March 31, 2012
Impaired loans for which a valuation allowance has been provided	$ ─	$ ─
Impaired loans for which no valuation allowance has been provided	7,089	8,631
Total loans determined to be impaired	7,089	8,631
Allowance for loans losses related to impaired loans	─	─
Average recorded investment in impaired loans	$7,934	$8,546
Cash basis interest income recognized on impaired Loans	$90	$153

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

The following table presents impaired loans by portfolio class at September 30, 2012 (dollars in thousands):
	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Status
Impaired loans with no valuation allowance:
Residential real estate	$2,712	$2,687	$	─	$3,125	$45
Multi-family and commercial real estate	4,038	4,038		─	4,569	38
Commercial	141	141		─	140	5
Home equity	78	78		─	41	─
Consumer	39	39		─	6	─
Construction	53	53		─	53	2

Subtotal	$7,061	$7,036	$	─	$7,934	$90

The following table presents impaired loans by portfolio class at March 31, 2012 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$3,357	$3,344	$	─	$3,443	$66
Multi-family and commercial real estate	5,287	5,287		─	4,853	87
Commercial	─	─		─	19	─
Home equity	─	─		─	111	─
Consumer	─	─		─	120	─
Construction	─	─		─	─	─

Subtotal	$8,644	$8,631	$	─	$8,546	$153

	September 30, 2012	March 31, 2012
Non-accrual loans:
Residential real estate	$2,079	$2,989
Multi-family and commercial real estate	3,130	4,255
Commercial	257	─
Consumer	39	─
Home Equity	78	─
Construction	─	─
Total non-accrual loans	5,583	7,244

Impaired loans	1,506	1,387
Total non-performing loans	7,089	8,631
Real estate owned	2,358	846
Total non-performing assets	$9,447	$9,476

Non-performing loans as a percentage of loans	7.54%	8.57%
Non-performing assets as a percentage of loans and real estate owned	9.80%	9.34%
Non-performing assets as percentage of total assets	7.11%	7.06%

During the six months ended September 30, 2012, the Bank experienced a $1.7 million net decrease in non-accrual loans.  This change reflects the downgrading of 9 loan relationships to non-accrual status totaling $988 thousand during the six months ended September 30, 2012.  The downgraded loans consisted of six relationships representing residential mortgages totaling $825 thousand, one commercial real estate loan of $116 thousand, two commercial relationships totaling $46 thousand and one consumer loan of $39 thousand.  These loans were offset by one residential mortgage for $442 thousand that is no longer on non-accrual, the transfer of five residential mortgages for $984 thousand and two commercial mortgages totaling $606 thousand to real estate owned and one commercial real estate loan that was partially repaid by $423 thousand and partially written down by $47 thousand and a commercial loan that was partially written down by $13 thousand.

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):

	September 30, 2012	March 31, 2012

Balance at beginning of period	$1,161	$1,286
Provision:
Commercial	19	(4)
Commercial real estate	186	643
Residential real estate	8	581
Consumer	(25)	382

Total Provision	188	1,602

Charge-Offs:
Commercial	272	816
Residential real estate	58	536
Consumer	─	401
Recoveries	(19)	(26)
Total Net Charge-Offs	311	1,727
Balance at end of period	$1,038	$1,161
Period-end loans outstanding	$93,827	$100,674
Average loans outstanding	$96,510	$102,606
Allowance as a percentage of period-end loans	1.11%	1.15%
Net charge-offs as a percentage of average loans	0.32%	1.68%

Additional details for changes in the allowance for loan by loan portfolio as of September 30, 2012 are as follows (dollars in thousands):

Allowance for Loan Losses

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Balance, beginning of year	$41	$469	$553	$98	$1,161
Loan charge-offs	(13)	(259)	(58)	─	(330)
Recoveries	1	4	─	14	19
Provision for loan losses	19	186	8	(25)	188

Balance, end of period	$48	$400	$503	$87	$1,038

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

For the six months ending September 30, 2012, the Bank experienced seven partial charge-offs relating to seven loan relationships totaling $330 thousand as compared to the full charge-offs of eight loans representing seven relationships totaling $447 thousand and the partial charge-offs of 21 loans consisting of 19 relationships totaling $1.3 million for the year ended March 31, 2012.

At September 30, 2012, the Bank maintained an allowance for loan loss ratio of 1.11% to quarter end loans outstanding.  Non-performing assets have decreased by $29 thousand over their stated levels at March 31, 2012 representing a non-performing asset to total asset ratio of 7.11% at June 30, 2012 as compared to a non-performing asset to total asset ratio of 7.06% at March 31, 2012.

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

(10)           Investment Securities

Investment securities have been classified according to management’s intent.  The amortized cost of securities and their approximate fair values as of September 30, 2012 and March 31, 2012 are as follows:

	Held-to-Maturity September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Home Loan Bank Bonds	$4,906	$13	─	$4,919
Federal Farm Credit Bonds	4,000	22	─	4,022
Federal Home Loan Mortgage Corporation Bonds	1,499	18	─	1,517
Federal National Mortgage Association	8,498	92	─	8,590
Municipal Bond	64	─	─	64

	18,967	145	─	19,112
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	1,211	87	─	1,298
Federal National Mortgage Association	960	88	─	1,048
Government National Mortgage Corporation	313	15	─	328

	2,484	190	─	2,674
Total	$21,451	335	─	$21,786

	Held-to-Maturity March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Home Loan Bank Bonds	$3,945	$5	$(8)	$3,942
Federal Farm Credit Bonds	3,000	2	(25)	2,977
Federal Home Loan Mortgage
Corporation Bonds	1,499	─	(6)	1,493
Federal National Mortgage Association	5,997	26	(34)	5,989
Municipal Bond	104	─	─	104

	14,545	33	(73)	14,505
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	1,430	89	(2)	1,517
Federal National Mortgage Association	1,146	90	─	1,236
Government National Mortgage Corporation	336	13	(1)	348

	2,912	192	(3)	3,101
Total	$17,457	$225	$(76)	$17,606

	Available for Sale September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mutual Fund Shares	229	11	─	240

	Available for Sale March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mutual Fund Shares	237	5	─	242

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of September 30, 2012 and March 31, 2012:

	September 30, 2012

	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Amounts maturing in:

One year or less	$64	$64	─	─
After one year through five years	507	534	─	─
After five years through ten years	5,299	5,334	─	─
After ten years	15,581	15,854	─	─
Equity securities			229	240

	$21,451	$21786	$229	$240

	March 31, 2012

	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Amounts maturing in:

One year or less	$104	$104	$ ─	$ ─
After one year through five years	510	532	─	─
After five years through ten years	3,444	3,449	─	─
After ten years	13,399	13,521	─	─
Equity securities			237	242

	$17,457	$17,606	$237	$242

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at  March 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows. We had no such securities with gross unrealized losses at September 30, 2012.

	March 31,2012

	Less Than 12 Months		12 Months or Greater			Total
	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(Dollars in Thousands)

Federal Home Loan Bank Bonds	$2,000	$(8)	$	─	$ ─	$2,000	$ (8)
Federal Farm Credit Bonds	2,500	(25)		─	─	2,500	(25)
Federal Home Loan Mortgage Corporation Bonds	1,499	(6)		─	─	1,499	(6)
Federal National Mortgage Association	4,497	(34)		─	─	4,497	(34)
	10,496	(73)		─	─	10,496	(73)

Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	374	(2)	─		─	374	(2)
Federal National Mortgage Association	346	─		─	─	346	─
Government National Mortgage Corporation	39	(1)		─	─	39	(1)
	759	(3)		─	─	759	(3)

Total	$11,255	$ (76)	$	─	$ ─	$11,255	$(76)

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the six months ended September 30, 2012 and 2011 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview.  Total assets at September 30, 2012 were $132.9 million, a decrease of $1.4 million from total assets of $134.3 million at March 31, 2012.  Total liabilities decreased by $1.4 million or 1.1% from $122.6 million at March 31, 2012 to $121.2 million at September 30, 2012.  Total stockholders’ equity of $11.7 million reflected a decrease of $31 thousand from $11.7 million at March 31, 2012.

Loans.  At September 30, 2012, total loans, net, were $92.7 million, or 69.7% of total assets.  Overall loans decreased by $6.7 million, primarily due to payoffs in the commercial real estate and residential real estate portfolios. Commercial and multi-family real estate loans decreased by $3.8 million, residential real estate loans decreased by $2.1 million, home equity loans decreased by $645 thousand and commercial loans decreased by $163 thousand.

Non-performing Loans. Total nonperforming loans at September 30, 2012 decreased $1.6 million from March 31, 2012 primarily due to one residential mortgage of $442 thousand that is no longer on non-accrual, the transfer of five residential mortgages totaling $984 thousand and two commercial mortgages  totaling $606 thousand to real estate owned, one commercial real estate loan that was partially repaid by $423 thousand and partially written down by $47 thousand and a commercial loan that was partially written down by $13 thousand.  This was offset by the downgrading of 9 loan relationships to non-accrual status totaling $988 thousand during the six months ended September 30, 2012.

Securities.  The investment securities portfolio was $21.7 million, or 16.3% of total assets, at September 30, 2012.  At that date, 11.5% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities.  Investment securities increased $4.0 million compared to March 31, 2012. The increase was primarily due to purchases of debt securities.

Deposits.  Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits.  We consider demand deposits and money market and passbook accounts to be core deposits.  We do not have any brokered deposits. At September 30, 2012, core deposits were 50% of total deposits.  Overall deposits decreased by $1.6 million as the Bank made a conscious effort to reduce its reliance of high cost time deposits. Core deposits grew for the six months by $159 thousand while time deposits decreased by $2.7 million.

Borrowings.  In recent periods, we have occasionally used short-term borrowings as an additional source of liquidity.  At September 30, 2012, we had $0 in advances outstanding.

Results of Operations for the Three and Six Months Ended September 30, 2012 and 2011

Financial Highlights.  Net loss for the three and six months ended September 30, 2012 was $56 thousand and $7 thousand, respectively as compared to a net income of $110 thousand and $221 thousand for the same prior year periods. The decrease in net income for the three month period was primarily the result of lower net interest income and increased operating expenses, partially offset by an increase in non-interest income.

Net Interest Income.   Net interest income decreased $114 thousand to $1.0 million for the three months and $243 thousand to $2.1 million for the six months ended September 30,  2012 . The Bank saw a decrease in both the interest rate spread (9 basis points) and net interest margin (24 basis points) for the six month period.  The rates earned on assets declined, resulting in a 13.4 % decrease in total interest income for the three months ending September 30, 2012 compared to the three months ended September 30, 2011. Total interest expense decreased by 23.9 % between the same periods.

Average loans in the six months ended September 30, 2012 decreased $9.4 million, or 8.9%, compared with the same period in 2011, driven by payoffs of higher yielding loans. Average investment securities in the six months ended September 30, 2012 increased $4.9 million, or 29.0%, compared to the same period in 2011. The increase in the investment portfolio was due to the purchases of debt securities. Declining interest rates decreased the average yield on earning assets to 4.32% for the six months ended September 30, 2012, compared with 4.91% for the same period in 2011.

 Average interest-bearing deposits in the six months ended September 30, 2012 decreased $246 thousand, or 0.2%, compared with the same period in 2011. Declining interest rates decreased the average cost of deposits to 1.10%, compared with 1.28% for the same period in 2011.

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $108 thousand in the three months and $188 thousand in the six months ended September 30, 2012 compared to $80 thousand in the three months and $155 thousand in the six months ended September 30, 2011.  We had $317 thousand in charge-offs in the three months and $330 thousand in the six months ended September 30, 2012, compared to $108 thousand and $115 thousand in charge-offs in the same prior year periods.

Non-Interest Income.  Non-interest income increased $48 thousand in the three month period ending September 30, 2012 compared to the three month period ended September 30, 2011. Non-interest income increased $119 thousand in the six months ended September 30, 2012 compared to the same period in the prior year, due to the increase in rental income from both the rental units in our Cinnaminson office and properties now in real estate owned.

Non-Interest Expenses.  Non-interest expenses increased $185 thousand in the three months ending September 30, 2012 compared to the three months ended September 30, 2011 primarily due to higher loan expenses. Non-interest expense increased in the six months ended September 30, 2012 by $267 thousand over the same period in the prior year due to increased loan and real estate owned expenses.

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

           Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2012, cash and cash equivalents totaled $6.8 million.  At September 30, 2012, we had no outstanding borrowings and had arrangements to borrow up to an additional $10.8 million from the Federal Home Loan Bank of New York and $1.0 million from Atlantic Central Bankers Bank.

           At September 30, 2012, substantially all of our investment securities were classified as held to maturity.  We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity.   We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

           A significant use of our liquidity is the funding of loan originations.  At September 30, 2012, we had $113 thousand in loan commitments outstanding.  In addition, we had $5.8 million in unused lines of credit.  Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of September 30, 2012 totaled $36.3 million, or 60.4% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of September 30, 2012, the Company had $296 thousand in cash and cash equivalents compared to $280 thousand as of September 30, 2011.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in March 2007.  In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

           Capital Management.  We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2012, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

           For the quarter ended September 30, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.     Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*   Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELANCO BANCORP, INC.

Dated: November 14, 2012	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

Dated: November 14, 2012	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer