Form 10-Q
period 2012-12-31
Delanco Bancorp, Inc
filed 2013-02-14
CIK 1382413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________to ____________
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

No    ☒

As of February 11, 2013 there were 1,634,725 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	December 31, 2012	March 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$451,967	$569,884
Interest-bearing deposits	3,979,786	6,079,801
Total cash and cash equivalents	4,431,753	6,649,685
Investment securities:
Securities held-to-maturity (fair value $21,545,647 and $17,606,748 at December 31, 2012 and March 31, 2012, respectively)	21,330,375	17,457,498
Securities available-for-sale (amortized cost of $2,224,688 and $237,096 at December 31, 2012 and March 31, 2012, respectively)	2,220,295	241,826
Total investment securities	23,550,670	17,699,324
Loans, net of allowance for loan losses of $1,010,265 at December 31, 2012 (unaudited), $1,160,535 at March 31, 2012	90,309,196	99,431,618
Accrued interest receivable	432,557	417,102
Premises and equipment, net	6,926,051	7,131,980
Federal Home Loan Bank, at cost	202,500	219,100
Deferred income taxes	1,195,750	991,000
Bank-owned life insurance	153,588	147,508
Prepaid and refundable income taxes	─	160,250
Real estate owned	2,068,351	845,669
Other assets	571,646	615,383
Total assets	$129,842,062	$134,308,619
LIABILITIES

Deposits
Non-interest bearing deposits	$5,039,073	$4,673,349
Interest bearing deposits	112,385,601	116,915,542
Total deposits	117,424,674	121,588,891

Accrued interest payable	2,086	15,912
Advance payments by borrowers for taxes and insurance	344,484	399,920
Other liabilities	561,813	560,432
Total liabilities	118,333,057	122,565,155

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized; no shares issued	─	─
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding	16,347	16,347
Additional paid-in capital	6,570,852	6,590,557
Retained earnings, substantially restricted	5,443,768	5,656,867
Unearned common stock held by employee stock ownership plan	(448,567)	(480,608)
Accumulated other comprehensive (Loss)	(73,395)	(39,699)
Total stockholder’s equity	11,509,005	11,743,464
Total liabilities and stockholders’ equity	$129,842,062	$134,308,619

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended December 31,		Nine months Ended December 31,
	2012	2011	2012	2011
INTEREST INCOME
Loans	$1,087,196	$1,291,254	$3,426,890	$4,062,373
Investment securities	162,895	143,636	471,992	425,483
Total interest income	1,250,091	1,434,890	3,898,882	4,487,856

INTEREST EXPENSE
Interest-bearing checking accounts	8,834	14,034	26,706	42,943
Passbook and money market accounts	47,348	67,593	149,781	210,138
Certificates of deposits	197,938	273,359	662,177	847,567
Federal Home Loan Bank Advances	─	50	─	199
Total interest expense	254,120	355,036	838,664	1,100,847

Net interest income	995,971	1,079,854	3,060,218	3,387,009
Provision for loan losses	295,000	1,310,000	483,000	1,465,000
Net interest income after provision for loan losses	700,971	(230,146)	2,577,218	1,922,009

NON-INTEREST INCOME
Income from bank-owned life insurance	─	─	6,080	5,805
Gain (loss) on sale of real estate owned	(87,133)	19,636	(86,264)	(36,382)
Service charges	36,889	35,898	100,956	111,396
Rental income	47,491	4,514	125,104	10,214
Other	3,841	3,464	12,604	10,503
Total non-interest income	1,088	63,512	158,480	101,536

NON-INTEREST EXPENSE
Salaries and employee benefits	380,129	388,614	1,181,563	1,183,977
Advertising	4,481	7,077	16,806	19,424
Office supplies, telephone and postage	23,657	21,321	77,457	75,657
Loan expenses	135,671	42,282	409,620	85,975
Net occupancy expense	164,834	157,892	498,665	489,886
Federal insurance premiums	54,054	54,100	162,099	228,528
Real estate owned loss reserve	─	─	25,000	─
Data processing expenses	56,436	54,672	162,704	161,190
ATM expenses	6,947	5,763	20,512	16,098
Bank charges and fees	17,470	19,702	52,140	56,660
Insurance and surety bond premiums	19,628	20,091	58,405	61,159
Dues and subscriptions	7,945	4,468	17,155	20,261
Professional fees	66,094	32,863	190,917	157,933
Real Estate Owned expense	73,333	10,377	160,195	21,992
Other	34,516	35,769	95,595	92,706
Total non-interest expense	1,045,195	854,991	3,128,833	2,671,446

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(343,136)	(1,021,625)	(393,135)	(647,901)

Income tax (benefit)	(136,905)	(467,948)	(180,036)	(315,576)

NET LOSS	(206,231)	(553,677)	(213,099)	(332,325)
LOSS PER COMMON SHARE	$(0.13)	$(0.35)	$(0.13)	$(0.21)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Nine months Ended

	December 31, 2012	December 31, 2011

Net Loss	$(213,099)	$(332,325)
Other Comprehensive income, net of tax unrealized income arising from available for sale securities during period	(5,474)	2,744

Postretirement benefit plan adjustment	$(28,222)	4,489
Comprehensive income, (loss)	$(246,795)	$(325,092)

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional			Accumulated Other-	Total	Comprehensive
	Shares	Amount	Paid-in Capital	Income (loss)	Retained Earnings	Comprehensive Income (Loss)	Stockholders’ Equity	Income (loss)

Balance at March 31, 2012	1,634,725	$16,347	$6,590,557	$5,656,867	$(480,608)	$(39,699)	$11,743,464
Comprehensive loss
Net income				(213,099)			(213,099)	(213,099)
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $_(1,757)						(5,474)	(5,474)	(5,474)
Post retirement benefit plan Adjustment Net of deferred tax of $18,815						(28,222)	(28,222)	(28,222)

Total comprehensive income								(246,795)
3,204.05 shares of common stock transferred
ESOP for services.			(19,705)		32,041		12,336

Balance at December 31, 2012	1,634,725	$16,347	$6,570,852	$5,443,768	$(448,567)	$(73,395)	$11,509,005	$(246,795)

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months Ended December 31,
	2012	2011
Cash flow from operating activities
Net Loss	$(213,099)	$(332,325)
Adjustments to reconcile net income (loss) to net cash provided by (uses in) operating activities:		16,020
Amortization of ESOP	12,336
Deferred income taxes	(229,323)	(116,163)
Depreciation	220,352	249,019
Discount accretion net of premium amortization	(724)	(1,139)
Provision for loan losses	483,000	1,465,000
Income from bank owned life insurance	(6,080)	(5,805)
(Gain)Loss on sale of real estate	86,264	36,382
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	(15,455)	(12,476)
Other assets	43,738	(218,481)
Prepaid income taxes	160,250	─
Increase (decrease) in:
Accrued interest payable	(13,826)	(11,922)
Other liabilities	1,381	(191,699)
Net cash provided by operating activities	528,814	876,411

Cash flows from investing activities
Proceeds of securities available for sale	12,408	7,974
Purchases of securities available for sale	(2,000,000)	─
Purchases of securities held-to-maturity	(14,200,000)	(6,500,000)
Proceeds from maturities and principal repayments of securities held-to-maturity	10,327,846	5,155,297
Purchase of investment required by law – stock in Federal Home Loan Bank	16,600	(34,400)
Proceeds from sale of real estate owned	741,041	404,957
Net decrease in loans	6,589,435	2,674,456
Purchases of premises and equipment	(14,423)	(54,600)
Net cash provided by investing activities	1,472,907	1,653,684

Cash flows from financing activities
Net increase (decrease) in deposits	(4,164,217)	357,125
Net (decrease) in advance payments by borrowers for taxes and insurance	(55,436)	(83,832)
Decrease in Federal home Loan Bank Advances	─	(100,000)
Net cash provided by (used in) financing activities	$ (4,219,653)	$173,293

(continued)

	Nine months Ended December 31,
	2012	2011

Net increase (decrease) in cash and cash equivalents	$(2,217,932)	$2,703,388

Cash and cash equivalents, beginning of the period	6,649,685	5,662,629

Cash and cash equivalents, end of period	4,431,753	$8,366,017

Supplemental Disclosures:

Cash paid during the period for interest	852,489	$1,134,042

Cash paid during the period for income taxes	1,500	162,750

Loans transferred to foreclosed real estate during the period	1,837,287	$571,737

Total increase in unrealized gain on securities available-for-sale	(5,474)	$7,233

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
December 31, 2012

 (1)           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP).  However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the nine month period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-K for the year ended March 31, 2012.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of Delanco Federal Savings Bank’s (the “Bank”) Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 61 basis points.

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

Federal tax years 2009 through 2011 remain subject to examination as of December 31, 2012, while tax years 2008 through 2011 remain subject to examination by state taxing jurisdictions. In the event the Bank is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended December 31,		Nine months Ended December 31,
	2012	2011	2012	2011
Numerator	$(206,231)	$(553,677)	$(213,099)	$(332,325)
Denominators:
Basic shares outstanding	1,589,868	1,583,460	1,589,868	1,583,460
Effect of dilutive securities		─		─
Dilutive shares outstanding	1,589,868	1,583,460	1,589,868	1,583,460
Earnings per share:
Basic	$(0.13)	$(0.35)	$(0.13)	$(0.21)
Dilutive	$(0.13)	$(0.35)	$(0.13)	$(0.21)

(6)      Regulatory Agreement

On December 17, 2012, the Bank received a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”) dated November 21, 2012.  The Agreement supersedes and terminates the Order to Cease and Desist entered into by and between the Bank and the Office of Thrift Supervision on March 17, 2010.

The Agreement requires the Bank to take the following actions:
  prepare a three-year strategic plan that establishes objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, liability structure, reduction in the volume of nonperforming assets, and product line development;
  prepare a capital plan that includes specific proposals related to the maintenance of adequate capital, identifies strategies to strengthen capital if necessary and includes detailed quarterly financial projections.  If the OCC determines that the Bank has failed to submit an acceptable capital plan or fails to implement or adhere to its capital plan, then the OCC may require the Bank to develop a contingency capital plan detailing the Bank’s proposal to sell, merge or liquidate the Bank;

prepare a criticized asset plan that will include strategies, targets and timeframes to reduce the Bank’s level of criticized assets;
  implement a plan to improve the Bank’s credit risk management and credit administration practices;
  implement programs and policies related to the Bank’s allowance for loan and lease losses, liquidity risk management, independent loan review and other real estate owned;
  review the capabilities of the Bank’s management to perform present and anticipated duties and to recommend and implement any changes based on such assessment;
  not pay any dividends or make any other capital distributions without the prior written approval of the OCC;
  not make any severance or indemnification payments without complying with regulatory requirements regarding such payments; and
  comply with prior regulatory notification requirements for any changes in directors or senior executive officers.
The Agreement will remain in effect until terminated, modified, or suspended in writing by the OCC.

 The Agreement does not require the Bank to maintain any specific minimum regulatory capital ratios. However, in connection with its most recent examination, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8%, a Tier 1 capital to risk-weighted assets ratio of at least 12% and a total capital to risk-weighted assets ratio of at least 13%. The Bank's ratios of Tier 1 capital to adjusted total assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets at December 31, 2012 were 8.01%, 13.55% and 14.80%, respectively.

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of December 31, 2012, the Bank has entered into formal forbearance agreements with four relationships totaling $852 thousand that require current payments while the borrowers restructure their finances.

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

Level 3	Level 3 inputs are unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2012
Available-for-sale securities	$2,220	−	−

March 31, 2012
Available-for-sale securities	$242	−	−

Assets and Liabilities on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2012 and March 31, 2012 are as follows (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
December 31, 2012
Impaired loans	$	─	$7,169	$	─
Real estate owned	$	─	2,068	$	─
Total	$	─	$9,237	$	─

March 31, 2012
Impaired loans	$	─	$7,389	$	─
Real estate owned	$	─	846	$	─
Total	$	─	$8,235	$	─

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

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at December 31, 2012 and March 31, 2012 was as follows:

	December 31, 2012		March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$4,431,753	$4,431,753	$6,649,685	$6,649,685
Investment securities	23,555,063	23,765,942	17,694,594	17,848,574
Loans – net	90,309,196	93,361,000	99,431,618	103,700,000
FHLB stock	202,500	202,500	219,100	219,100
Accrued interest receivable	432,557	432,557	417,102	417,102
Real estate owned	2,068,351	2,068,351	845,669	845,669
Total financial assets	$120,999,420	$124,262,103	$125,257,768	$129,680,130

Financial Liabilities:
Deposits	$117,424,674	$118,700,000	$121,588,891	$122,204,000
Advance payments by borrowers for taxes and insurance	344,484	344,484	399,920	399,920
Accrued interest payable	2,086	2,086	15,912	15,912
Total financial liabilities	$117,771,244	$119,046,570	$122,004,723	$122,619,832

	December 31, 2012		March 31, 2012
	Contract Value	Estimated Fair Value	Contract Value	Estimated Fair Value
Off-balance sheet instruments
Commitments to extend credit	$7,082,066	$7,082,066	$5,337,000	$5,337,000

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

Loans at December 31, 2012 and March 31, 2012 are summarized as follows (dollars in thousands):

	December 31,	March 31,
	2012	2012

Residential (one-to four-family) real estate	66,555	$70,192
Multi-family and commercial real estate	12,854	17,130
Commercial	1,265	1,480
Home equity	8,957	9,986
Consumer	904	1,047
Construction	896	839
Total loans	91,431	100,674
Net deferred loan origination fees	(112)	(82)
Allowance for loan losses	(1,010)	(1,160)
Loans, net	90,309	$99,432

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds.  At December 31, 2012, the loans-to-one-borrower limitation was $1.7 million; this excluded an additional 10% of adjusted capital funds or approximately $1.1 million, which may be loaned if collateralized by readily marketable securities.  At December 31, 2012, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

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

                The following table represents loans by credit quality indicator at December 31, 2012 (dollars in thousands):

	Pass	Special Mention Loans	Classified Loans	Non- Performing Loans	Total
Residential real estate	63,564	481	200	2,310	66,555
Multi-family and commercial real estate	8,612	347	1,263	2,632	12,854
Commercial	670	256	34	305	1,265
Home equity	8,672	─	─	285	8,957
Consumer	904	─	─	─	904
Construction	844	52	─	─	896
	83,266	1,136	1,497	5,532	91,431

    The following table represents past-due loans as of December 31, 2012 (dollars in thousands):

	30-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Non- Accrual Balances	Total Loan Balances
Residential real estate	2,256	─	2,256	61,989	2,310	66,555
Multi-family and commercial real estate	440	─	440	9,782	2,632	12,854
Commercial	57	─	57	903	305	1,265
Home Equity	324	─	324	8,348	285	8,957
Consumer	20	─	20	884	─	904
Construction	─	─	─	896	─	896

Total Loans	3,097	─	3,097	82,802	5,532	91,431

Percentage of Total Loans	3.39%	0.0%	3.39%	90.56%	6.05%	100.0%

    Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent.  The recognition of interest income on impaired loans is the same for non-accrual loans discussed above.  At December 31, 2012, the Bank had 29 loan relationships totaling $5.5 million in non-accrual loans as compared to 25 relationships totaling $7.2 million at March 31, 2012.  The average balance of impaired loans totaled $7.7 million for the nine months ended December 31, 2012 as compared to $8.5 million for the year ended March 31, 2012, and interest income recorded on impaired loans for the nine months ended December 31, 2012 totaled $144,667 as compared to $152,910 for the year ended March 31, 2012.

The following table represents data on impaired loans at December 31, 2012 and March 31, 2012 (dollars in thousands):

		December 31, 2012		March 31, 2012
Impaired loans for which a valuation allowance has been provided	$	─	$	─
Impaired loans for which no valuation allowance has been provided		7,169		8,631
Total loans determined to be impaired		7,169		8,631
Allowance for loans losses related to impaired loans		─		─
Average recorded investment in impaired loans		$7,685		$8,546
Cash basis interest income recognized on impaired Loans		$145		$153

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

    The following table presents impaired loans by portfolio class at December 31, 2012 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance		Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized While On Impaired Status
Impaired loans with no valuation allowance:
Residential real estate	$2,963	$2,925	$	─	$3,015	$74
Multi-family and commercial real estate	3,719	3,719		─	4,363	50
Commercial	188	188		─	151	8
Home equity	285	285		─	99	10
Consumer	─	─		─	4	─
Construction	52	52		─	53	3

Subtotal	$7,207	$7,169	$	─	$7,685	$145

    The following table presents impaired loans by portfolio class at March 31, 2012 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance		Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$3,357	$3,344	$	─	$3,443	$66
Multi-family and commercial real estate	5,287	5,287		─	4,853	87
Commercial	─	─		─	19	─
Home equity	─	─		─	111	─
Consumer	─	─		─	120	─
Construction	─	─		─	─	─

Subtotal	$8,644	$8,631	$	─	$8,546	$153

	December 31, 2012	March 31, 2012
Non-accrual loans:
Residential real estate	$2,310	$2,989
Multi-family and commercial real estate	2,632	4,255
Commercial	305	─
Consumer	─	─
Home Equity	285	─
Construction	─	─
Total non-accrual loans	5,532	7,244

Impaired loans	1,637	1,387
Total non-performing loans	7,169	8,631
Real estate owned	2,068	846
Total non-performing assets	$9,237	$9,476

Non-performing loans as a percentage of loans	7.84%	8.57%
Non-performing assets as a percentage of loans and real estate owned	9.88%	9.34%
Non-performing assets as percentage of total assets	7.11%	7.06%

During the nine months ended December 31, 2012, the Bank experienced a $1.7 million net decrease in non-accrual loans.  This change reflects the downgrading of thirteen loan relationships to non-accrual status totaling $1.7 million during the nine months ended December 31, 2012.  The downgraded loans consisted of twelve relationships representing residential mortgages totaling $1.5 million, two commercial real estate loans of $161 thousand, and one commercial relationship totaling $49 thousand.  These loans were offset by one residential mortgage for $443 thousand that is no longer on non-accrual, the transfer of six residential mortgages for $1.1 million and three commercial mortgages totaling $1.4 million to real estate owned and one commercial real estate loan that was partially repaid by $423 thousand and partially written down by $47 thousand and a commercial loan that was partially written down by $13 thousand.

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):

	December 31, 2012	March 31, 2012

Balance at beginning of period	$1,161	$1,286
Provision:
Commercial	7	(4)
Commercial real estate	481	643
Residential real estate	(36)	581
Consumer	31	382

Total Provision	483	1,602

Charge-Offs:
Commercial	567	816
Residential real estate	27	536
Consumer	66	401
Recoveries	(26)	(26)
Total Net Charge-Offs	634	1,727
Balance at end of period	$1,010	$1,161
Period-end loans outstanding	$91,431	$100,674
Average loans outstanding	$95,171	$102,606
Allowance as a percentage of period-end loans	1.10%	1.15%
Net charge-offs as a percentage of average loans	0.67%	1.68%

Additional details for changes in the allowance for loan by loan portfolio as of December 31, 2012 are as follows (dollars in thousands):

  Allowance for Loan Losses

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Balance, beginning of year	41	469	553	98	1,161
Loan charge-offs	─	(567)	(27)	(66)	(660)
Recoveries	─	5	1	20	26
Provision for loan losses	7	481	(36)	31	483

Balance, end of period	48	388	491	83	1,010

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

For the nine months ending December 31, 2012, the Bank experienced the full charge-off of two loans representing two relationships totaling $67 thousand and 8 partial charge-offs relating to 8 loan relationships totaling $593 thousand as compared to the full charge-offs of eight loans representing seven relationships totaling $447 thousand and the partial charge-offs of 21 loans consisting of 19 relationships totaling $1.3 million for the year ended March 31, 2012.

At December 31, 2012, the Bank maintained an allowance for loan loss ratio of 1.10% to quarter end loans outstanding.  Non-performing assets have decreased by $239 thousand over their stated levels at March 31, 2012 representing a non-performing asset to total asset ratio of 7.11% at December 31, 2012 as compared to a non-performing asset to total asset ratio of 7.06% at March 31, 2012.

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

(10)         Investment Securities

Investment securities have been classified according to management’s intent.  The amortized cost of securities and their approximate fair values as of December 31, 2012 and March 31, 2012 are as follows:

	Held-to-Maturity December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Home Loan Bank Bonds	$4,091	$6	$(9)	$4,088
Federal Farm Credit Bonds	3,945	7	(1)	3,951
Federal Home Loan Mortgage
Corporation Bonds	1,499	8	─	1,507
Federal National Mortgage Association	9,499	60	(4)	9,555
Municipal Bond	64	─	─	64

	19,098	81	(14)	19,165
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	1,066	67	─	1,133
Federal National Mortgage Association	862	73	─	935
Government National Mortgage Corporation	304	10	(1)	313

	2,232	150	(1)	2,381
Total	$21,330	$231	$(15)	21,546

	Held-to-Maturity March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Home Loan Bank Bonds	$3,945	$5	$(8)	$3,942
Federal Farm Credit Bonds	3,000	2	(25)	2,977
Federal Home Loan Mortgage
Corporation Bonds	1,499	−	(6)	1,493
Federal National Mortgage Association	5,997	26	(34)	5,989
Municipal Bond	104	−	−	104

	14,545	33	(73)	14,505
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	1,430	89	(2)	1,517
Federal National Mortgage Association	1,146	90	−	1,236
Government National Mortgage Corporation	336	13	(1)	348

	2,912	192	(3)	3,101
Total	$17,457	$225	$(76)	$17,606

		December 31, 2012 Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association	$500	$ ─	$(9)	$491
Federal Home Loan Bank	1,500	─	(2)	1,498
	2,000	─	(11)	1,989
Mutual Fund Shares	225	6	─	231
	2,225	6	(11)	2,220

	Available for Sale March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mutual Fund Shares	237	5	─	242

     The following is a summary of maturities of securities held-to-maturity and available-for-sale as of December 31, 2012 and March 31, 2012:

	December 31, 2012

	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Amounts maturing in:

One year or less	$64	$64	$ ─	$ ─
After one year through five years	1,006	1,031	─	─
After five years through ten years	6,422	6,435	─	─
After ten years	13,838	14,016	2,000	1,989
Equity securities			225	231
	$21,330	$21,546	$2,225	$2,220

	March 31, 2012

	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Amounts maturing in:

One year or less	$104	$104	$ ─	$ ─
After one year through five years	510	532	─	─
After five years through ten years	3,444	3,449	─	─
After ten years	13,399	13,521	─	─
Equity securities			237	242
	$17,457	$17,606	$237	$242

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at December 31, 2012 and March 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	December 31, 2012

	Less Than 12 Months				12 Months or Greater			Total
	Fair Value		Gross Unrealized Losses		Fair Value		Gross Unrealized Losses	Fair Value		Gross Unrealized Losses

(Dollars in Thousands)

Federal Home Loan Bank Bonds	$1,491	$	(9)	$	─	$	─	$1,491	$	(9)
Federal Farm Credit Bonds	944		(1)		─		─	644		(1)
Federal Home Loan Mortgage Corporation Bonds	─		─		─		─	─		─
Federal National Mortgage Association	1,496		(4)		─		─	1,496		(4)
	3,931		(14)		─		─	3,931		(14)

Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	─		─		─		─	─		─
Federal National Mortgage Association	─		─		─		─	─		─
Government National Mortgage Corporation	35		(1)		─		─	35		(1)
	35		(1)		─		─	35		(1)

Total	$3,966	$	(15)	$	─		$ ─	$3,966		$(15)

			March 31,2012
	Less Than 12 Months				12 Months or Greater			Total
	Fair Value		Gross Unrealized Losses		Fair Value		Gross Unrealized Losses	Fair Value		Gross Unrealized Losses

(Dollars in Thousands)

Federal Home Loan Bank Bonds	$2,000	$	(8)	$	─	$	─	$2,000	$	(8)
Federal Farm Credit Bonds	2,500		(25)		─		─	2,500		(25)
Federal Home Loan Mortgage Corporation Bonds	1,499		(6)		─		─	1,499		(6)
Federal National Mortgage Association	4,497		(34)		─		─	4,497		(34)
	10,496		(73)		─		─	10,496		(73)

Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	374		(2)		─		─	374		(2)
Federal National Mortgage Association	346		─		─		─	346		─
Government National Mortgage Corporation	39		(1)		─		─	39		(1)
	759		(3)		─		─	759		(3)

Total	$11,255	$	(76)	$	─	$	─	$11,255		$(76)

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the nine months ended December 31, 2012 and 2011 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview.  Total assets at December 31, 2012 were $ 129.8 million, a decrease of $ 4.5 million from total assets of $134.3 million at March 31, 2012.  Total liabilities decreased by $4.3 million or  3.5% from $122.6 million at March 31, 2012 to $ 118.3 million at December 31, 2012.  Total stockholders’ equity of $11.5 million reflected a decrease of $200 thousand from $11.7 million at March 31, 2012.

Loans.  At December 31, 2012, total loans, net, were $90.3 million, or 70% of total assets.  Overall loans decreased by $9.1 million, primarily due to payoffs in the commercial real estate and residential real estate portfolios. Commercial and multi-family real estate loans decreased by $4.3 million, residential real estate loans decreased by $3.6 million, home equity loans decreased by $1.0 million and commercial loans decreased by $215 thousand.

Non-performing Loans. Total nonperforming loans at December 31, 2012 decreased $1.5 million from March 31, 2012 primarily due to one residential mortgage of $442 thousand that is no longer on non-accrual, the transfer of six residential mortgages totaling $1.1 million and three commercial mortgages  totaling $1.4 million to real estate owned, one commercial real estate loan that was partially repaid by $423 thousand and partially written down by $47 thousand and a commercial loan that was partially written down by $13 thousand.  This was offset by the downgrading of 13 loan relationships to non-accrual status totaling $1.7 million during the nine months ended December 31, 2012.

Securities.  The investment securities portfolio was $23.5 million, or18.1% of total assets, at December 31, 2012.  At that date, 9.5% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities.  Investment securities increased $5.8 million compared to March 31, 2012. The increase was primarily due to purchases of debt securities.

Deposits.  Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits.  We consider demand deposits and money market and passbook accounts to be core deposits.  We do not have any brokered deposits. At December 31, 2012, core deposits were 51% of total deposits.  Overall deposits decreased by $4.2 million as the Bank made a conscious effort to reduce its reliance of high cost time deposits. Core deposits grew for the nine months by $2.9 million and while time deposits decreased by $7.1 million.

Borrowings.  In recent periods, we have occasionally used short-term borrowings as an additional source of liquidity.  At December 31, 2012, we had $0 in advances outstanding.

Results of Operations for the Three and Nine Months Ended December 31, 2012 and 2011

Financial Highlights.  Net loss for the three and nine months ended December 31, 2012 was $206 thousand and $213 thousand, respectively as compared to a net loss of $554 thousand and $332 thousand for the same prior year periods. The decreases in net loss for the three and nine month periods was primarily the result of lower provisions for loan losses partially offset by lower net interest income and increased operating expenses.

Net Interest Income.   Net interest income decreased $84 thousand to $996 million for the three months and $327 thousand to $3.1 million for the nine months ended December 31, 2012. The Bank saw a decrease in both the interest rate spread (13 basis points) and net interest margin (25 basis points) for the nine month period.  The rates earned on assets declined, resulting in a 12.9% decrease in total interest income for the three months ending December 31, 2012 compared to the three months ended December 31, 2011. Total interest expense decreased by 28.4% between the same periods.

Average loans in the nine months ended December 31, 2012 decreased $9.6 million, or 9.3%, compared with the same period in 2011, driven by payoffs of higher yielding loans. Average investment securities in the nine months ended December 31, 2012 increased $5.5 million, or 34.7%, compared to the same period in 2011. The increase in the investment portfolio was due to the purchases of debt securities. Declining interest rates decreased the average yield on earning assets to 4.27% for the nine months ended December 31, 2012, compared with 4.82% for the same period in 2011.

 Average interest-bearing deposits in the nine months ended December 31, 2012 decreased $744 thousand, or 0.64%, compared with the same period in 2011. Declining interest rates decreased the average cost of deposits to 0.82%, compared with 1.26% for the same period in 2011.

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Provisions for loan losses were $295 thousand in the three months and $483 thousand in the nine months ended December 31, 2012 compared to $1.3 million in the three months and $1.5 million thousand in the nine months ended December 31, 2011.  We had $329 thousand in charge-offs in the three months and $660 thousand in the nine months ended December 31, 2012, compared to $1.3 million and $1.4 million in charge-offs in the same prior year periods.

Non-Interest Income.  Non-interest income decreased $62 thousand in the three month period ending December 31, 2012 compared to the three month period ended December 31, 2011, due to losses incurred on the sale of real estate owned. Non-interest income increased $57 thousand in the nine months ended December 31, 2012 compared to the same period in the prior year, due to the increase in rental income from both the rental units in our Cinnaminson office and properties now in real estate owned.

Non-Interest Expenses.  Non-interest expenses increased $190 thousand in the three months ending December 31, 2012 compared to the three months ended December 31, 2011 primarily due to higher loan expenses. Non-interest expense increased in the nine months ended December 31, 2012 by $457 thousand over the same period in the prior year due to increased loan and real estate owned expenses.

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

                Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $4.4 million. At December 31, 2012, we had no outstanding borrowings and had arrangements to borrow up to an additional $10.5 million from the Federal Home Loan Bank of New York and $1.0 million from Atlantic Central Bankers Bank.

                At December 31, 2012, a majority of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity.

                A significant use of our liquidity is the funding of loan originations. At December 31, 2012, we had $1.1 million in loan commitments outstanding. In addition, we had $6.0 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2013 totaled $35.0 million, or 38.1% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

    The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of December 31, 2012, the Company had $312 thousand in cash and cash equivalents compared to $295 thousand as of December 31, 2011. Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in March 2007. In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

The Company can receive dividends from the Bank. Payment of such dividends to the Company by the Bank is limited under federal law. The amount that can be paid in any calendar year, without prior regulatory approval, cannot exceed the retained net earnings (as defined) for the year plus the preceding two calendar years. The Company believes that such restriction will not have an impact on the Company’s ability to meet its ongoing cash obligations. The Agreement between the Bank and the OCC discussed under Note 6 to the unaudited consolidated financial statements further restricts the Bank’s ability to pay dividends without the prior written approval of the OCC.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, we exceeded all of our regulatory capital requirements.

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

           For the quarter ended December 31, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following risk factor supercedes and replaces the risk factor entitled “We are a party to a Cease and Desist with the OCC and our failure to comply with that Order may result in further regulatory enforcement actions, including restrictions on our operations” which appears in the Company’s Form 10-K for the fiscal year ended March 31, 2012:

We are a party to an Agreement with the OCC and our failure to comply with that Agreement may result in further regulatory enforcement actions, including restrictions on our operations.

On December 17, 2012, the Bank received a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”) dated November 21, 2012.  The Agreement supersedes and terminates the Order to Cease and Desist entered into by and between the Bank and the Office of Thrift Supervision on March 17, 2010.  The Agreement was based on the Bank’s 2012 report of examination in which the OCC concluded that safety and soundness concerns relating to asset quality, credit risk management, liquidity and earnings existed at the Bank.    The Agreement will remain in effect until terminated, modified, or suspended in writing by the OCC.

The Agreement does not require the Bank to maintain any specific minimum regulatory capital ratios. However, in connection with its most recent examination, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8%, a Tier 1 capital to risk-weighted assets ratio of at least 12% and a total capital to risk-weighted assets ratio of at least 13%. The Bank's ratios of Tier 1 capital to adjusted total assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets at December 31, 2012 were 8.01%, 13.55% and 14.80%, respectively.

A failure to comply with the Agreement or the capital thresholds could result in the initiation of further enforcement actions by the OCC, including the imposition of civil monetary penalties.  The Agreement has resulted in additional regulatory compliance expense for the Company.  A detailed description of the Agreement can found under Note 6 to the unaudited consolidated financial statements included herein.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4.     Mine Safety Disclosures

  Not Applicable.

Item 5.     Other Information

  None.

Item 6.     Exhibits

10.1	Agreement by and between Delanco Federal Savings Bank and the Comptroller of the Currency (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on December 21, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2012, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELANCO BANCORP, INC.

Dated: February 14, 2013	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief ExecutiveOfficer

Dated: February 14, 2013	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer