Form 10-K
period 2013-03-31
Delanco Bancorp, Inc
filed 2013-06-12
CIK 1382413

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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
Yes ____ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2012 was approximately $6.5 million.

The number of shares outstanding of the registrant’s common stock as of June 11, 2013 was 1,634,725.

ii

This report contains certain “forward-looking statements” within the meaning of the federal securities laws that are based on assumptions and may describe future plans, strategies and expectations of Delanco Bancorp, Inc. (“Delanco Bancorp” or the “Company”), Delanco MHC and Delanco Federal Savings Bank (“Delanco Federal” or the “Bank”). These forward-looking statements are generally identified by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.

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

General

We are headquartered in Delanco Township, New Jersey and operate as a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within our market areas. Delanco Federal is engaged primarily in the business of attracting deposits from the general public and using such funds to originate one- to four-family real estate loans and to a much lesser extent, multi-family and nonresidential real estate loans, home equity and consumer loans which we primarily hold for investment. Delanco Federal also maintains an investment portfolio. Delanco Federal’s primary federal regulator is the Office of the Comptroller of the Currency (the “OCC”). The FDIC, through the Deposit Insurance Fund, insures Delanco Federal’s deposit accounts up to the applicable legal limits. Delanco Federal is a member of the Federal Home Loan Bank (“FHLB”) of New York.

Delanco Bancorp, Inc. was organized in 2002 as a federal corporation at the direction of Delanco Federal, in connection with the reorganization of the Bank from the mutual form of organization to the mutual holding company form of organization. On March 30, 2007, Delanco Bancorp completed a minority stock offering.

Delanco Bancorp’s business activity is the ownership of the outstanding capital stock of Delanco Federal. Delanco Bancorp does not own or lease any property but instead uses the premises, equipment and other property of Delanco Federal with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement. In the future, Delanco Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

Delanco Federal operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area. We attract deposits from the general public and use those funds to originate a variety of consumer and business loans.

Our website address is www.delancofsb.com. Information on our website should not be considered a part of this report.

Market Area

We are headquartered in Delanco Township, New Jersey. In addition to our main office, we operate a full-service branch office in Cinnaminson, New Jersey. Delanco and Cinnaminson are in western Burlington County, New Jersey, across the Delaware River from northeastern Philadelphia. We consider Burlington County to be our primary market area.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. Several large banks operate in our market area, including Bank of America, Wells Fargo & Company (formerly known as Wachovia), TD Bank and PNC Bank. These institutions are significantly larger than us and, therefore, have significantly greater resources. We also face competition for customers’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2012, which is the most recent date for which data is available from the FDIC, we held 1.44% of the deposits in Burlington County, New Jersey.

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

Borrower demand for adjustable-rate or balloon loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate or balloon loans. The relative amount of fixed-rate, balloon and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. We have seen little demand for adjustable-rate loans in the low interest rate environment that has prevailed in recent years. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

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

Commercial and Multi-Family Real Estate Loans. We have traditionally offer fixed- and adjustable-rate mortgage loans secured by a variety of commercial and multi-family real estate, such as small office buildings, warehouses, retail properties and small apartment buildings. We originate a variety of fixed- and adjustable-rate commercial real estate and multi-family real estate loans generally for terms up to five to seven years and payments based on an amortization schedule of up to 25 years. Adjustable-rate loans are typically based on the Prime Rate and the Constant Maturity Treasury rate. Loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value.

During 2006 and 2007, we expanded our lending area to all of Pennsylvania and New Jersey, with a focus on Philadelphia and southwestern New Jersey. As a result of the economic downturn we experienced a significant increase in non-performing assets, particularly in our commercial real estate portfolio. Following a change in our senior management in 2009, we restricted our out-of-market commercial lending. We were restricted from making new commercial loans under the Cease and Desist Order issued by the Office of Thrift Supervision on March 17, 2010 and, as a result, we have made few commercial and multi-family real estate loans in recent years. The written agreement with the OCC dated November 21, 2012 eliminated this lending restriction.

Construction Loans. We originate loans to individuals to finance the construction of residential dwellings. We also make construction loans for small commercial development projects. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually nine months for residential properties and 12 months for commercial properties. Upon completion of the construction phase, the loan typically converts to a permanent mortgage loan and is reclassified as such. Loans generally can be made with a maximum loan to value ratio of 90% on residential construction and 80% on commercial construction, based on appraised value as if complete. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

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

From time to time, we have purchased participations in loans from the Thrift Institutions Community Investment Corporation of New Jersey to supplement our lending portfolio. Loan participations totaled $144 thousand at March 31, 2013. Loan participations are also subject to the same credit analysis and loan approvals as loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

In the past, we have sold some of the 30-year fixed rate loans that we originated to the Federal Home Loan Bank of New York for interest risk management purposes. In recent periods we have retained all of the loans that we have originated. We may sell loans from time to time in the future to help manage our asset/liability mix and limit our interest rate risk. We intend to retain the servicing on any loans sold.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board of directors has granted loan approval authority to our President and Chief Executive Officer and Vice President – Lending up to prescribed limits, based on the officer’s experience and tenure. All loans over $500,000 with respect to residential mortgage loans and smaller amounts with respect to other types of loans must be approved by the loan committee of the board of directors or the full board.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At March 31, 2013, our regulatory limit on loans to one borrower was $1.8 million. At that date, our largest lending relationship was $1.1 million and was secured by residential real estate. This loan was performing in accordance with it terms at March 31, 2013.

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

Commercial and Multi-Family Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multi-family real estate loans. In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

At March 31, 2013, our investment portfolio totaled $22.3 million, or 17.3% of total assets, and consisted primarily of mortgage-backed securities and debt securities of government sponsored enterprises.

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

Borrowings. We have the ability to utilize advances from the Federal Home Loan Bank of New York, Atlantic Central Bankers Bank and the Federal Reserve Bank of Philadelphia to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Atlantic Central Bankers Bank provides correspondent banking services, both credit and non-credit, to financial institutions in the Mid-Atlantic region. As a member, we are required to own capital stock in Atlantic Central Bankers Bank and are authorized to apply for advances under an unsecured line of credit. The Federal Reserve Bank of Philadelphia functions as a central reserve bank providing credit for member financial institutions. We are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. At March 31, 2013, we had arrangements to borrow up to $11.4 million from the Federal Home Loan Bank of New York and $1.0 million from the Atlantic Central Bankers Bank.

Personnel

As of March 31, 2013, we had 23 full-time equivalent employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The only subsidiary of Delanco Bancorp is Delanco Federal. Delanco Federal has one active subsidiary, DFSB Properties, LLC, which is the title holder for repossessed real estate.

Regulation and Supervision

General

Delanco Federal, as a federal savings association, is currently subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and by the FDIC as the insurer of its deposits. Delanco Federal is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Delanco Federal must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC to evaluate Delanco Federal’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the OCC, the FDIC or Congress, could have a material adverse impact on Delanco Bancorp and Delanco Federal and their operations.

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

Certain of the regulatory requirements that are applicable to Delanco Federal and Delanco Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Delanco Federal and Delanco Bancorp.

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

Capital Requirements. The applicable capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. See “—Regulatory Agreement” below for information on the individual minimum capital requirements currently applicable to Delanco Federal.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. On August 30, 2012, the federal banking agencies issued proposed rules that would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would revise the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to Delanco Bancorp and Delanco Federal under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less and phased out over a period of 10 years ending in 2022. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Prompt Corrective Regulatory Action. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. Delanco Federal’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently $250,000. Under the FDIC’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower assessments. The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Delanco Federal. Management cannot predict what insurance assessment rates will be in the future.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of March 31, 2013, Delanco Federal maintained 87.6 % of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OCC is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide 30 days prior written notice to, and receive the nonobjection of, the Federal Reserve Board of the capital distribution if, like Delanco Federal, it is a subsidiary of a holding company, as well as an informational notice filing to the OCC. If Delanco Federal’s capital ever fell below its regulatory requirements or the OCC notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

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

Enforcement. The OCC currently has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings association. If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System. Delanco Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Delanco Federal, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Delanco Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2013 of $203 thousand.

Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). For 2013, the regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $71.0 million; a 10% reserve ratio is applied above $71.0 million. The first $11.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2013, require a 3% ratio for up to $79.5 million and an exemption of $12.4 million. Delanco Federal complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

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

Dividends. The Federal Reserve Board has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which also applies to savings and loan holding companies and which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

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

Regulatory Agreement

Delanco Federal is a party to a formal written agreement with the OCC dated November 21, 2012. The written agreement supersedes and terminates the Order to Cease and Desist issued by the Office of Thrift Supervision on March 17, 2010.

The written agreement requires Delanco Federal to take the following actions:

●

prepare a three-year strategic plan that establishes objectives for Delanco Federal’s overall risk profile, earnings performance, growth, balance sheet mix, liability structure, reduction in the volume of nonperforming assets, and product line development;

●

prepare a capital plan that includes specific proposals related to the maintenance of adequate capital, identifies strategies to strengthen capital if necessary and includes detailed quarterly financial projections. If the OCC determines that Delanco Federal has failed to submit an acceptable capital plan or fails to implement or adhere to its capital plan, then the OCC may require Delanco Federal to develop a contingency capital plan detailing Delanco Federal’s proposal to sell, merge or liquidate Delanco Federal;

●	prepare a criticized asset plan that will include strategies, targets and timeframes to reduce Delanco Federal’s level of criticized assets;

●	implement a plan to improve Delanco Federal’s credit risk management and credit administration practices;

●	implement programs and policies related to Delanco Federal’s allowance for loan and lease losses, liquidity risk management, independent loan review and other real estate owned;

●	review the capabilities of Delanco Federal’s management to perform present and anticipated duties and to recommend and implement any changes based on such assessment;

●	not pay any dividends or make any other capital distributions without the prior written approval of the OCC;

●	not make any severance or indemnification payments without complying with regulatory requirements regarding such payments; and

●	comply with prior regulatory notification requirements for any changes in directors or senior executive officers.

The written agreement will remain in effect until terminated, modified, or suspended in writing by the OCC.

We have submitted strategic and capital plans to the OCC and have developed the other plans and policies required by the written agreement. The written agreement will remain in effect until terminated, modified, or suspended in writing by the OCC.

The written agreement does not require Delanco Federal to maintain any specific minimum regulatory capital ratios. However, by letter dated January 2, 2013, the OCC established higher individual minimum capital requirements for Delanco Federal. Specifically, Delanco Federal must maintain Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 capital at least equal to 12% of risk-weighted assets, and total capital at least equal to 13% of risk-weighted assets. At March 31, 2013, Delanco Federal’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk based-capital ratio were 7.79%, 13.41% and 14.67%, respectively.

ITEM 1A.	RISK FACTORS

We have experienced net losses in each of the last two fiscal years and we may not return to profitability in the near future.

We have experienced net losses of $324 thousand and $494 thousand for the years ended March 31, 2013 and 2012, respectively. Our profitability has suffered due to lower net interest income resulting from the prolonged low interest rate environment, as well as heightened provisions for loan losses, expenses for and losses on the sale of real estate owned and other problem loan expenses. For the year ended March 31, 2013, we incurred provision expenses of $640 thousand, real estate owned expenses and losses of $340 thousand, and other problem loan expenses of $448 thousand. For the year ended March 31, 2012, we incurred provision expenses of $1.6 million, real estate owned expenses and losses of $197 thousand, and other problem loan expenses of $203 thousand. At March 31, 2013, non-performing assets and troubled debt restructurings totaled $8.8 million, or 6.8% of total assets. As we work through our problem assets, we may incur additional expenses and losses on real estate owned and other problem loan expenses, while continued high levels of problem assets may result in additional provisions for loan losses, all of which would impede our return to profitability. In addition, our earnings have been adversely affected by a shrinking net interest margin caused by the protracted low interest rate environment and its impact on earning asset yields. Our net interest margin was 3.35% for the year ended March 31, 2013, as compared to 3.60% for the year ended March 31, 2012. Our average yield on earning assets declined to 4.22% for the year ended March 31, 2013, from 4.76% for the year ended March 31, 2012 as higher yielding loans were paid off or refinanced at lower market rates and higher yielding securities were called by the issuer and replaced with lower yielding investments. Continued low market interest rates could cause further declines in our net interest margin, as our ability to reduce our cost of funds to offset further reductions in asset yields is limited.

We are a party to a formal written agreement with the OCC and our failure to comply with that agreement may result in further regulatory enforcement actions, including restrictions on our operations.

Delanco Federal is a party to a formal written agreement with the OCC dated November 21, 2012. The written agreement supersedes and terminates the Order to Cease and Desist issued by the Office of Thrift Supervision on March 17, 2010. The written agreement requires Delanco Federal to take certain actions and implement certain policies and procedures aimed at improving Delanco Federal’s capital, earnings and asset quality. The written agreement does not require Delanco Federal to maintain any specific minimum regulatory capital ratios. However, by letter dated January 2, 2013, the OCC established higher individual minimum capital requirements for Delanco Federal. Specifically, Delanco Federal must maintain Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 capital at least equal to 12% of risk-weighted assets, and total capital at least equal to 13% of risk-weighted assets. At March 31, 2013, Delanco Federal’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk based-capital ratio were 7.79%, 13.41% and 14.67%, respectively.

The written agreement will remain in effect until terminated, modified, or suspended in writing by the OCC. A failure to comply with the written agreement could result in the initiation of further enforcement actions by the OCC, including the imposition of civil monetary penalties. The written agreement has resulted in additional regulatory compliance expense for the Company. A detailed description of the written agreement can be found at “Regulation and Supervision—Regulatory Agreement.”

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. As a result of the economic downturn, our non-performing assets and troubled debt restructurings jumped from $1.8 million at March 31, 2008 to $9.0 million at March 31, 2009 and then to $10.3 million at March 31, 2010. Since that time, the amount of non-performing assets and troubled debt restructurings has declined to $8.8 million at March 31, 2013. Reduction in problem assets has been slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans, the lengthy foreclosure process in New Jersey, and extended workout plans with certain borrowers. As we work through the resolution of these assets, the continued economic problems that exist in the financial markets could have a negative impact on the Company.

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

Adverse conditions in the local economy or real estate market could hurt our profits.

Our success depends to a large degree on the general economic conditions in Burlington County, New Jersey and the surrounding areas that comprise our market. Our market has experienced a significant downturn in which we have seen falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. At March 31, 2013, 56.7% of our loan portfolio consisted of loans secured by real estate in Burlington County. We have relatively few loans outside of our market area, and, as a result, we have a greater risk of loan defaults and losses in the event of a further economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. Further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished.

Our local economy may affect our future growth possibilities and operations in our primary market area. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand in our market area. Continued adverse conditions in our local economy may limit funds available for deposit and may negatively affect demand for loans, both of which could have an impact on our profitability.

An inability to maintain our regulatory capital position could require us to raise additional capital, which may not be available on favorable terms or at all.

At March 31, 2013, Delanco Federal’s Tier 1 leverage ratio was 7.79%, which was not in compliance with the individual minimum capital requirement imposed by the OCC that requires Delanco Federal to maintain a Tier 1 leverage ratio of at least 8%. If we are unable to remain in compliance with the individual minimum capital requirement imposed by the OCC, we may be required to raise additional capital. The need to raise substantial additional funds may force our management to spend more time in managerial and financing related activities than in operational activities. We may not be able to secure the required funding or it may not be available on favorable terms. Additional offerings of our common stock will dilute the ownership interest and possibly the book value per share of our current shareholders.

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

The economic downturn that began in 2007 has required us to make significant additions to our allowance for loan losses. For the year ended March 31, 2008 through the year ended March 31, 2013, provisions for loan losses totaled $6.4 million. During this same period, we had net charge-offs of $5.9 million. For our most recent fiscal year ended March 31, 2013, provisions for loan losses totaled $640 thousand and net charge-offs totaled $768 thousand. At March 31, 2013, the allowance for loan losses was $1.0 million, which represented 1.2% of total loans and 16.3% of non-performing loans. A large loss could deplete the allowance and require substantial provisions to replenish the allowance, which would negatively affect earnings.

In addition, bank regulators may require us to make a provision for loan losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our loan loss allowance. Any increase in our allowance for loan losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses” for a discussion of the procedures we follow in establishing our loan loss allowance.

Our previous emphasis on commercial lending may expose us to increased lending risks.

At March 31, 2013, $13.6 million, or 15.2%, of our loan portfolio consisted of commercial and multi-family real estate loans and commercial business loans, down from $18.6 million at March 31, 2012 and $32.2 million at March 31, 2008. Of these loans, $3.3 million were non-performing at March 31, 2013. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property or a business. These types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for potential losses. We were restricted from making new commercial loans under the cease and desist order issued by the Office of Thrift Supervision on March 17, 2010. The written agreement with the OCC dated November 21, 2012 eliminated this lending restriction.

If our foreclosed real estate is not properly valued or if our reserves are insufficient, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as foreclosed real estate and at certain other times during the holding period of the asset. Our net book value in the loan at the time of foreclosure and thereafter is compared to the updated fair value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s net book value over its fair value less estimated selling costs. If our valuation process is incorrect, or if property values decline, the fair value of our foreclosed real estate may not be sufficient to recover our carrying value in such assets, resulting in the need for additional charge-offs. In addition, bank regulators periodically review our foreclosed real estate and may require us to recognize further charge-offs. Significant charge-offs to our foreclosed real estate could have a material adverse effect on our financial condition and results of operations.

Historically low interest rates may adversely affect our net interest income and profitability.

In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. This has been a significant factor in the decrease in the amount of our net interest income to $4.0 million for the year ended March 31, 2013 from $4.5 million for the year ended March 31, 2012 and $4.8 million for the year ended March 31, 2011. Our ability to lower our interest expense to offset declines in asset yields is limited at current interest rate levels. The Federal Reserve Board has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may continue to decrease, which would have an adverse effect on our profitability.

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

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of March 31, 2013, our investment portfolio included securities with an amortized cost of $22.4 million and an estimated fair value of $22.5 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Impairment of our deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

As a result of losses in prior years, we maintain a deferred tax asset (that is an asset recognized to reflect an expected benefit to be realized in the future) that may be used to reduce the amount of tax that we would otherwise be required to pay in future periods. Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At March 31, 2013, our net deferred tax asset was $1.2 million, which does not include a valuation allowance, and of which $1.1 million was disallowed for regulatory capital purposes. If we are required in the future to take a valuation allowance with respect to our deferred tax asset, our financial condition and results of operations would be negatively affected.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition in making loans, attracting deposits and hiring and retaining experienced employees. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which reduces our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. At June 30, 2012, which is the most recent date for which data is available from the FDIC, we held 1.44% of the deposits in Burlington County, New Jersey. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

We are dependent upon the services of key executives and we could be harmed by the loss of their services.

We rely heavily on our President and Chief Executive Officer, James E. Igo, and on our Chief Financial Officer, Eva Modi. The loss of Mr. Igo or Ms. Modi could have a material adverse impact on our operations because, as a small company, we have fewer management-level personnel that have the experience and expertise to readily replace these individuals. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. We do not have employment agreements with our executive officers. See “Directors, Executive Officers and Corporate Governance.”

If we do not rent the excess office space in our Cinnaminson branch building, it will negatively impact earnings.

Our Cinnaminson branch was designed and built to have rental units for third party tenants. Our inability to rent all of those units will necessitate that Delanco Federal cover some or all of the operating expenses for the building without the rental income to offset those expenses, thus having a negative impact on our earnings. Currently, two of the three rental units are occupied by third party tenants. The third office suite was formerly occupied by our employees and is currently available for rent.

Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation impacting financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has created a significant shift in the way financial institutions operate. The Dodd-Frank Act restructured the regulation of depository institutions by merging the Office of Thrift Supervision, which previously regulated Delanco Federal, into the OCC, and assigning the regulation of savings and loan holding companies, including Delanco Bancorp, to the Federal Reserve Board. The Dodd-Frank Act also created the Consumer Financial Protection Bureau to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. As required by the Dodd-Frank Act, the federal banking regulators have proposed new consolidated capital requirements that will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in Delanco Federal that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or collateral for loans. Future legislative changes could require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Federal Reserve Board and the OCC, our primary federal regulators, and by the FDIC, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Delanco Federal rather than for holders of Delanco Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through our main office in Delanco, New Jersey and our branch office in Cinnaminson, New Jersey, both of which we own. The net book value of our land, buildings, furniture, fixtures and equipment was $6.9 million as of March 31, 2013.

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

The common stock of Delanco Bancorp is quoted on the OTC Bulletin Board under the symbol “DLNO.” The following table sets forth the high and low sales prices of the common stock, as reported by the OTC Bulletin Board, during each quarter of fiscal 2013 and 2012. As of June 1, 2013 there were approximately 290 holders of record of the Company’s common stock.

For the Year Ended March 31, 2013	High	Low

First Quarter	$5.00	$4.12
Second Quarter	4.50	3.60
Third Quarter	4.00	3.25
Fourth Quarter	5.50	3.10

For the Year Ended March 31, 2012	High	Low

First Quarter	$6.30	$5.05
Second Quarter	6.25	4.96
Third Quarter	5.75	4.77
Fourth Quarter	5.00	4.77

Delanco Bancorp has never declared or paid a cash dividend on its common stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the forseeable future. Any determination to pay dividends on our common stock will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant.

The Company’s ability to pay dividends may depend, in part, on its receipt of dividends from Delanco Federal. The OCC and Federal Reserve Board regulations limit dividends and other distributions from Delanco Federal to us. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized or if the proposed distribution raises safety and soundness concerns. In addition, any payment of dividends by Delanco Federal to Delanco Bancorp that would be deemed to be drawn out of Delanco Federal’s bad debt reserves would require the payment of federal income taxes by Delanco Federal at the then current income tax rate on the amount deemed distributed. See note 14 of the notes to consolidated financial statements included herein. Delanco Bancorp does not contemplate any distribution by Delanco Federal that would result in this type of tax liability.

Under OCC regulations, an application to and the prior approval of the OCC is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under applicable regulations (i.e., generally examination ratings in the top two categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, an institution must still provide prior notice to the Federal Reserve Board of the capital contribution if it is a subsidiary of a holding company. In such circumstances, notice must also be provided to the OCC. Under the terms of its written agreement with the OCC, Delanco Federal is not permitted to pay dividends without prior regulatory approval. In addition, at the request of the Federal Reserve Board, Delanco Bancorp has adopted resolutions that prohibit it from declaring or paying any dividends or taking any dividends or other distributions that would reduce the capital of Delanco Federal without the prior written consent of the Federal Reserve Board.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended March 31,
(Dollars in thousands, except per share data)	2013	2012	2011

Financial Condition Data:
Total assets	$129,415	$134,308	$136,172
Investment securities	22,345	17,699	15,944
Loans receivable, net	88,419	99,432	103,867
Deposits	117,034	121,589	120,842
Borrowings	-	-	2,100
Total stockholders’ equity	11,395	11,743	12,213

Operating Data:
Interest income	5,101	5,891	6,693
Interest expense	1,057	1,431	1,890
Net interest income	4,044	4,460	4,803
Provision for loan losses	640	1,602	440
Net interest income after provision for loan losses	3,404	2,858	4,363
Noninterest income	49	150	134
Noninterest expenses	3,987	3,751	3,740
Income before taxes	(534)	(743)	757
Income tax benefit	(210)	(249)	289
Net income (loss)	$(324)	$(494)	$468

Per Share Data:
Earnings (loss) per share, basic	$(0.20)	$(0.31)	$0.30
Earnings (loss) per share, diluted	(0.20)	(0.31)	0.30
Weighted average shares – basic	1,589,868	1,586,664	1,583,460
Weighted average shares – diluted	1,589,868	1,586,664	1,583,460

	Years Ended March 31,
	2013	2012	2011
Performance Ratios:
Return on average assets	(0.25)%	(0.37)%	0.34%
Return on average equity	(2.80)	(4.04)	3.89
Interest rate spread (1)	3.30	3.53	3.75
Net interest margin (2)	3.35	3.60	3.82
Noninterest expense to average assets	3.02	2.79	2.73
Efficiency ratio (3)	97.41	81.37	75.75
Average interest-earning assets to average interest-bearing liabilities	105.56	106.57	104.80
Average equity to average assets	8.77	9.10	8.76
Equity to assets at period end	8.80	8.74	8.97

Capital Ratios (4):
Tangible capital	7.79	7.93	8.67
Core capital	7.79	7.93	8.67
Total risk-based capital	14.67	14.13	14.52

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.15	1.15	1.22
Allowance for loan losses as a percent of nonperforming loans	16.28	16.13	23.80
Net charge-offs to average outstanding loans during the period	0.81	1.68	0.15
Non-performing loans as a percent of total loans	7.08	8.57	5.14
Non-performing assets to total assets	6.81	7.06	6.33

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Capital ratios are for Delanco Federal.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

We have experienced net losses of $324 thousand and $494 thousand for the years ended March 31, 2013 and 2012, respectively. Our profitability has suffered due to lower net interest income resulting from the prolonged low interest rate invironment, as well as heightened provisions for loan losses, expenses for real estate owned and other problem loan expenses. For the year ended March 31, 2013, we had net interest income of $4.0 million and incurred provision expenses of $640 thousand, real estate owned expenses and losses of $340 thousand, and other problem loan expenses of $448 thousand. For the year ended March 31, 2012, we had net interest income of $4.5 million and incurred provision expenses of $1.6 million, real estate owned expenses and losses of $197 thousand, and other problem loan expenses of $203 thousand. At March 31, 2013, non-performing assets and troubled debt restructurings totaled $8.8 million, or 6.8% of total assets.

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

Our earnings have been adversely affected by a shrinking net interest margin caused by the protracted low interest rate environment and its impact on earning asset yields. Our net interest margin was 3.35% for the year ended March 31, 2013, as compared to 3.60% for the year ended March 31, 2012. Our average yield on earning assets declined to 4.22% for the year ended March 31, 2013, from 4.76% for the year ended March 31, 2012 as higher yielding loans were paid off or refinanced at lower market rates and higher yielding securities were called by the issuer and replaced with lower yielding investments.

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

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, loan expenses, data processing expenses and other miscellaneous expenses, such as office supplies, telephone, postage, advertising and professional services.

Our largest noninterest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. We have incurred additional noninterest expenses as a result of operating as a public company. These additional expenses consist primarily of legal and accounting fees and expenses of shareholder communications and meetings. In the future, we may recognize additional annual employee compensation expenses stemming from share-based compensation. We cannot determine the actual amount of this expense at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

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

Allowance for Loan Losses. We consider the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 2 of the notes to the financial statements included in this report.

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

The calculation of deferred taxes for GAAP capital differs from the calculation of deferred taxes for regulatory capital. For regulatory capital, deferred tax assets that are dependent upon future taxable income for realization are limited to the lesser of either the amount of deferred tax assets that the institution expects to realize within one year of the calendar quarter-end date, or 10% of Delanco Federal’s Tier I capital. As a result of this variance, our Tier I regulatory capital ratio is lower than our GAAP capital ratio by 77 basis points.

Balance Sheet Analysis

Overview. Total assets at March 31, 2013 were $129.4 million, a decrease of $4.9 million, or 3.6%, from total assets of $134.3 million at March 31, 2012. The change in the asset composition primarily reflected decreases in outstanding loans offset by an increase in investments. Total liabilities were $118.0 million, a decrease of $4.6 million, or 3.8%, from total liabilities of $122.6 million at March 31, 2012. The change in liabilities primarily reflected a decrease in higher yielding certificates of deposit as we concentrated on increasing our core deposits and chose not to match competitors’ rates on certificates of deposit. Total stockholders’ equity decreased by $349 thousand, reflecting the net loss for the year.

Loans. At March 31, 2013, total loans, net, were $88.4 million, or 68.3% of total assets. During the year ended March 31, 2013, loans decreased by $11.0 million due primarily to payoffs of residential and commercial real estate loans and the transfer of loan assets to other real estate owned. Commercial and multi-family real estate loans decreased by $4.7 million, commercial loans decreased by $314 thousand and residential loans decreased by $3.6 million. Net loans have decreased $18.8 million since March 31, 2010 as we have curtailed our lending activities to focus on working out our problem assets and managing our asset size in order to maintain our capital ratios.

Table 1: Loan Portfolio Analysis
	2013		2012		2011
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Real estate loans:
Residential	$66,597	74.4%	$70,192	69.7%	$70,310	66.8%
Commercial and multi-family	12,403	13.8	17,130	17.0	21,866	20.8
Construction	83	0.1	839	0.8	374	0.4
Total real estate loans	79,083	88.3	88,611	87.6	92,550	88.0
Commercial loans	1,166	1.3	1,480	1.5	1,736	1.6
Consumer loans:
Home equity	8,361	9.3	9,987	9.9	9,912	9.4
Other	960	1.1	1,047	1.1	1,026	1.0
Total consumer loans	9,321	10.4	11,034	11.0	10,938	10.4
Total loans	89,570	100.0%	100,675	100.0%	105,224	100.0%
Net deferred loan fees	(118)		(82)		(71)
Allowance for losses	(1,033)		(1,161)		(1,286)
Loans, net	$88,419		$99,432		$103,867

The following table sets forth certain information at March 31, 2013 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.     The amounts shown below exclude applicable loans in process, unearned interest in consumer loans and net deferred loan costs. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate. When market interest rates rise, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Table 2: Contractual Maturities and Interest Rate Sensitivity
March 31, 2013 (Dollars in thousands)	Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans

Amounts due in:
One year or less	$7,999	$1,112	$2,456	$11,567
More than one to five years	3,812	54	3,959	7,825
More than five years	67,179	-	3,041	70,220
Total	$78,990	$1,166	$9,456	$89,612

Interest rate terms on amounts due after one year:
Fixed-rate loans	$68,567	$54	$2,407	$71,028
Adjustable-rate loans	2,424	-	4,593	7,017
Total	$70,991	$54	$7,000	$78,045

Securities. The investment securities portfolio was $22.3 million, or 17.3% of total assets, at March 31, 2013. At that date, 9.1% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. The portfolio increased $4.6 million in the year ended March 31, 2013 due to the purchase of U.S. Government agency securities.

Table 3: Investment Securities
	2013		2012		2011
March 31, (Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
Government sponsored enterprise securities	$2,000	$1,985	-	-	-	-
Mutual funds	217	222	$237	$242	$249	$248
Total available for sale	2,217	2,207	237	242	249	248

Securities held to maturity:
Government sponsored enterprise securities	18,035	18,044	14,441	14,401	8,746	8,506
Municipal securities	64	64	104	104	144	144
Mortgage-backed securities	2,039	2,178	2,912	3,101	6,806	7,031
Total held to maturity	20,138	20,286	17,457	17,606	15,696	15,681
Total	$22,355	$22,493	$17,694	$17,848	$15,945	$15,929

The following table sets forth the stated maturities and weighted average yields of our investment securities at March 31, 2013. Approximately $703 thousand of mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These re-pricing schedules are not reflected in the table below.

Table 4: Investment Maturities Schedule
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
March 31, 2013 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Securities available-for-sale:
Government sponsored enterprise securities	-	-	-	-	-	-	$1,985	2.3%	$1,985	2.3%
Mutual funds	-	-	-	-	-	-	-	-	222	-
Total available for sale	-	-	-	-	-	-	1,985	2.3	2,207	-

Securities held to maturity:
Government sponsored enterprise securities	-	-	$1,000	1.3%	$6,422	1.9%	10,613	2.7	18,035	2.3
Municipal securities	$64	2.5%	-	-	-	-	-	-	64	2.5
Mortgage-backed securities	-	-	5	10.4	-	-	2,034	3.8	2,039	3.9
Total held to maturity	64	2.5	1,005	1.3	6,422	1.9	12,647	2.8	20,138	2.5
Total	$64	2.5%	$1,005	1.3%	$6,422	1.9%	$14,632	2.8%	$22,345	-

Deposits. Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits. We consider demand deposits and money market and passbook accounts to be core deposits. At March 31, 2013, core deposits were 53.3% of total deposits, up from 47.4% at March 31, 2012. We do not have any brokered deposits. Total deposits decreased by $4.6 million in the year ended March 31, 2013 as core deposits increased by $4.7 million and certificates of deposit decreased by $9.3 million. During the year ended March 31, 2013, we chose not to match the highest time deposit rates in our market in an effort to reduce our funding costs.

Table 5: Deposits
	2013		2012		2011
March 31, (Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$6,873	5.9%	$4,673	3.8%	$4,161	3.4%
Interest-bearing demand deposits	14,882	12.7	13,086	10.8	13,136	10.9
Savings and money market accounts	40,596	34.7	39,877	32.8	39,550	32.7
Certificates of deposit	54,683	46.7	63,953	52.6	63,995	53.0
Total	$117,034	100.0%	$121,589	100.0%	$120,842	100.0%

Table 6: Time Deposit Maturities of $100,000 or more
March 31, 2013 (Dollars in thousands)	Certificates of Deposit

Maturity Period
Three months or less	$2,700
Over three through six months	2,003
Over six through twelve months	4,690
Over twelve months	6,920
Total	$16,313

Table 7: Time deposits by rate
	At March 31,
(Dollars in thousands)	2013	2012	2011
0.00 – 0.99%	$25,623	$16,314	$5,360
1.00 – 1.99%	19,220	33,312	34,758
2.00 – 2.99%	8,035	9,821	13,226
3.00 – 3.99%	1,560	1,899	10,646
4.00 – 4.99%	245	2,607	5
Total	$54,683	$63,953	$63,995

Table 8: Time deposits by rate and maturity
	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total at March 31, 2013	Percent of Total Certificate Accounts
0.00 – 0.99%	$21,860	$3,487	$276	$-	$-	$25,623	46.9%
1.00 – 1.99%	9,554	4,838	1,044	1,040	2,744	19,220	35.1
2.00 – 2.99%	1,355	1,991	2,076	2,613	-	8,035	14.7
3.00 – 3.99%	1,390	170	-	-	-	1,560	2.9
4.00 – 4.99%	243	-	-	-	2	245	0.4
Total	$34,402	$10,486	$3,396	$3,653	$2,746	$54,683	100.0%

Borrowings. We have borrowing arrangements with the FHLB and Atlantic Central Banker’s Bank to provide an additional source of liquidity. At March 31, 2013, we had no borrowings outstanding.

Table 9: Borrowings
March 31, (Dollars in thousands)	2013	2012	2011

Maximum amount outstanding at any month end during the period:
Advances	-	$2,500	$2,100
Average amount outstanding during the period (1):
Advances	-	458	175
Weighted average interest rate during the period (1):
Advances	-	0.33%	0.89%
Balance outstanding at end of period:
Advances	-	-	2,100
Weighted average interest rate at end of period:
Advances	-	-	0.89%

(1)	Averages are based on month-end balances.

Results of Operations for the Years Ended March 31, 2013 and 2012

Financial Highlights. Net loss for the year ended March 31, 2013 was $324 thousand compared to net loss of $494 thousand for the year ended March 31, 2012. Our profitability has suffered due to heightened provisions for loan losses, expenses for real estate owned and other problem loan expenses. In addition, our earnings have been adversely affected by a shrinking net interest margin caused by the protracted low interest rate environment and its impact on earning asset yields. Our net interest margin was 3.35% for the year ended March 31, 2013, as compared to 3.60% for the year ended March 31, 2012. Our average yield on earning assets declined to 4.22% for the year ended March 31, 2013, from 4.76% for the year ended March 31, 2012 as higher yielding loans were paid off or refinanced at lower market rates and higher yielding securities were called by the issuer and replaced with lower yielding investments.

Table 10: Summary Income Statements
Year Ended March 31, (Dollars in thousands)	2013	2012	2013 v. 2012	% Change

Net interest income	$4,045	$4,460	$(415)	(9.3)
Provision for loan losses	640	1,602	(962)	(60.0)
Noninterest income	49	150	(101)	(67.3)
Noninterest expenses	3,987	3,751	236	6.3
Net income (loss)	(324)	(494)	170	34.4

Return on average equity	(2.8)%	(4.04)%
Return on average assets	(0.25)	(0.37)

Net Interest Income. Net interest income for the year ended March 31, 2013 was $4.0 million compared to $4.5 million for the year ended March 31, 2012, a decrease of 9.3%. The net interest margin decreased 25 basis points to 3.35% for the year ended March 31, 2013, as average interest-earning assets decreased $3.1 million while average interest-bearing liabilities decreased $2.2 million. Also contributing to the decrease in the net interest margin was a 54 basis point decrease in the average yield on interest-earning assets, which exceeded the 31 basis point decrease in the average cost of interest-bearing liabilities.

For the year ended March 31, 2013, interest income declined 13.41% compared to the prior year. Interest income on loans decreased $855 thousand as the average balance declined $97 million and the average yield declined 37 basis points. Partially offsetting lower interest income on loans, interest income on investment securities increased $65 thousand, as growth of the investment portfolio exceeded the impact of lower yields.

For the year ended March 31, 2013, interest expense declined 26.1% compared to the prior year, as the average balance of deposits decreased $1.8 million and the average rate paid decreased 31 basis points. The decrease in deposits was driven by a decrease 31 basis points. The decrease in deposits was driven by a decrease of $3.6 million in certificates of deposit, which was partially offset by increases in demand deposits and savings and money market accounts.

Table 11: Analysis of Net Interest Income
Year Ended March 31, (Dollars in thousands)	2013	2012	2013 v. 2012		% Change

Components of net interest income
Loans	$4,483	$5,338	$(855)		(16.0)%
Investment securities	618	553	65		11.8
Total interest income	5,101	5,891	(790)		(13.4)
Deposits	1,057	1,431	(374)		(26.1)
Borrowings	-	-	-		-
Total interest expense	1,057	1,431	(374)		(26.1)
Net interest income	4,044	4,460	(416)		(9.3)
Average yields and rates paid
Interest-earning assets	4.22%	4.76%	(54	)bp
Interest-bearing liabilities	0.92	1.23	(31)
Interest rate spread	3.30	3.53	(23)
Net interest margin	3.35	3.60	(25)
Average balances
Loans	$92,900	$102,606	$(9,706)		(9.5)%
Investment securities	22,392	16,717	5,675		33.9
Earning assets	120,754	123,850	(3,096)		(2.5)
Interest-bearing deposits	114,389	116,218	(1,829)		(1.6)

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. Provisions for loan losses were $640 thousand in the year ended March 31, 2013 compared to $1.6 million in the year ended March 31, 2012. The provision for loan losses was primarily attributable to management’s systematic evaluation of risk associated with the loan portfolio. We had $808 thousand in charge-offs in the year ended March 31, 2013, compared to $1.8 million in charge-offs in the year ended March 31, 2012.

The allowance for loan losses was $1.0 million, or 1.15% of total loans outstanding as of March 31, 2013 as compared with $1.2 million, or 1.15% as of March 31, 2012. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. Noninterest income was $49 thousand for the year ended March 31, 2013 compared to $150 thousand for the prior year. The decrease in noninterest income from the prior year was primarily due to an increase in the loss on sale of foreclosed real estate.

Table 12: Noninterest Income Summary
Year Ended March 31, (Dollars in thousands)	2013	2012	$ Change	% Change

Service charges	$133	$145	$(12)	(8.3)%
Loss on sale of real estate owned	(152)	(37)	(115)	(310.8)
Rental income	29	22	7	31.8
Income from bank owned life insurance	6	6	-	-
Other	33	14	19	135.7
Total	$49	$150	$(101)	(67.3)%

Noninterest Expense. Noninterest expense was $4.0 million for the year ended March 31, 2013 compared to $3.8 million for the prior year. The increase in noninterest expense over the prior year was primarily due to increased loan and real estate owned expenses partially offset by a decrease in FDIC insurance premiums and lower write downs of real estate owned.

Table 13: Noninterest Expense Summary
Year Ended March 31, (Dollars in thousands)	2013	2012	$ Change	% Change

Salaries and employee benefits	$1,565	$1,583	$(18)	(1.1)%
Advertising	22	25	(3)	(12.0)
Office supplies, telephone and postage	100	98	2	2.0
Loan expenses	448	203	245	120.7
Occupancy expense	654	649	5	0.8
Federal deposit insurance premiums	216	283	(67)	(23.7)
Real estate owned impairment losses	56	104	(48)	(46.2)
Data processing expenses	217	215	2	0.9
ATM expenses	28	25	3	12.0
Bank charges and fees	70	77	(7)	(9.1)
Insurance and surety bond premiums	80	80	-	-
Dues and subscriptions	23	26	(3)	(11.5)
Professional fees	248	208	40	19.2
Real estate owned expense	131	56	75	133.9
Other	129	119	10	8.4
Total	$3,987	$3,751	$236	6.3%

Income Tax Expense (Benefit). The benefit for income taxes was $209,000 for 2013, compared to a benefit of $249,000 for 2012.

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

Table 14: Average Balance Tables
	2013			2012
Year Ended March 31, (Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$92,900	$4,483	4.83%	$102,606	$5,338	5.20%
Investment securities	22,392	605	2.70	16,717	542	3.24
Other interest-earning assets	5,462	13	0.24	4,527	11	0.24
Total interest-earning assets	120,754	5,101	4.22	123,850	5,891	4.76

Noninterest-earning assets	11,356			10,575
Total assets	$132,110			$134,425

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$13,532	36	0.27%	$12,342	$54	0.44%
Savings and money market accounts	41,080	186	0.45	40,516	270	0.67
Certificates of deposit	59,777	835	1.40	63,360	1,108	1.75
Total interest-bearing deposits	114,389	1,057	0.92	116,218	1,432	1.23

FHLB advances	-	-	-	335	-	-
Total interest-bearing liabilities	114,389	1,057	0.92	116,553	1,432	1.23

Noninterest-bearing demand deposits	5			4
Other noninterest-bearing liabilities	6,127			5,636
Total liabilities	120,521			122,193

Retained earnings	11,589			12,232
Total liabilities and retained earnings	$132,110			$134,425

Net interest income		$4,044			$4,459
Interest rate spread			3.30			3.53
Net interest margin			3.35			3.60
Average interest-earning assets to average interest-bearing liabilities	105.56%			106.26%

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

Table 15: Net Interest Income – Changes Due to Rate and Volume
2013 Compared to 2012 (Dollars in thousands)	Volume	Rate	Net

Interest income:
Loans receivable	(511)	(344)	(855)
Investment securities	184	(121)	63
Other interest-earning assets	2	-	2
Total	(325)	(465)	(790)
Interest expense:
Deposits	(23)	(352)	(375)
FHLB advances	-	-	-
Total	(23)	(352)	(375)
Increase (decrease) in net interest income	(302)	(113)	(415)

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

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. In January 2013, we engaged an independent third party to conduct periodic loan portfolio reviews. See “Regulation and Supervision—Regulatory Agreement” for further information on certain regulatory directives applicable to our credit functions.

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

Table 16: Nonperforming Assets
March 31, (Dollars in thousands)	2013	2012	2011

Nonaccrual loans:
Residential real estate	1,543	$2,989	$2,784
Commercial and multi-family real estate	2,303	4,255	2,374
Construction	-	-	-
Commercial	235	-	46
Home equity	287	-	189
Consumer	-	-	11
Total	4,368	7,244	5,404

Accruing loans past due 90 days or more:
Residential real estate	-	-	-
Commercial and multi-family real estate	-	-	-
Construction	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Total	-	-	-
Real estate owned	2,469	846	771
Total nonperforming assets	6,837	8,090	6,175
Troubled debt restructurings	1,978	1,387	2,438
Troubled debt restructurings and total nonperforming assets	$8,815	$9,477	$8,613

Total nonperforming loans to total loans	4.87%	7.16%	5.14%
Total nonperforming loans to total assets	3.38%	5.39	3.97
Total nonperforming assets and troubled debt restructurings to total assets	6.81%	7.06	6.33

Table 17: Loan Delinquencies
	March 31,
	2013		2012		2011
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due

Residential real estate	$1,746	$931	$507	$554	$560	$564
Commercial real estate	314	231	572	785	286	524
Commercial	-	-	269	-	84	386
Home equity	204	-	-	42	9	44
Consumer	7	-	2	40	15	5
Total	$2,271	$1,162	$1,350	$1,421	$954	$1,523

At March 31, 2013, we had 25 loan relationships totaling $4.4 million in nonaccrual loans as compared to 25 relationships totaling $7.2 million at March 31, 2012.  During the year ended March 31, 2013, we experienced a $2.9 million net increase in nonaccrual loans.  This change reflects the transfer to real estate owned of ten loans totaling $2.1 million, the partial charge-off of six of the relationships transferred to real estate owned of $524 thousand and the return of one loan totaling $422 thousand to accruing status. The changes were partially offset by the downgrading of 11 loan relationships to nonaccrual status totaling $922 thousand during the year ended March 31, 2013.  The downgraded loans consisted of eight relationships representing residential mortgages and home equity loans totaling $712 thousand and three commercial loans totaling $210 thousand.

At March 31, 2013, our real estate owned consisted of ten single family homes with a total carrying value of $1.54 million, three mixed-use properties with a total carrying value of $612 thousand, one office building with a carrying value of $185 thousand and a building lot with a total carrying value of $140 thousand. At that same date, we had 19 loans in the process of foreclosure with respect to property that had an appraised value of $3.5 million.

Interest income that would have been recorded for the year ended March 31, 2013 had non-accruing loans been current according to their original terms amounted to $277 thousand. No uncollected interest related to nonaccrual loans was included in interest income for the year ended March 31, 2013.

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

Table 18: Criticized/Classified Assets
March 31, (Dollars in thousands)	2013	2012	2011

Special mention assets	$902	$1,045	$1,026
Substandard assets	8,249	9,313	9,639
Doubtful assets	94	-	-
Loss assets	-	-	-
Total criticized/classified assets	$9,026	$10,358	$10,665

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

We establish a general allowance for loans that are not classified to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. The allowance percentages have been derived using percentages commonly applied under the regulatory framework for Delanco Federal and other similarly-sized institutions. The percentages may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated periodically to ensure their relevance in the current economic environment. An unallocated component is maintained to cover uncertainties that could affect our estimate of probable losses.

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

At March 31, 2013, our allowance for loan losses represented 1.15% of total gross loans. The allowance for loan losses decreased 11.0% from March 31, 2012 to March 31, 2013. The decrease in the allowance was primarily attributable to the decreasing outstanding loan balances.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Table 19: Allocation of Allowance of Loan Losses
	2013		2012		2011
March 31, (Dollars in thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans

Residential real estate	$485	74.4%	$495	69.7%	$447	66.8%
Commercial and multi-family real estate	378	13.8	469	17.0	596	20.8
Construction	-	0.1	-	0.8	-	0.4
Commercial	45	1.3	41	1.5	70	1.6
Consumer	48	9.3	58	9.9	60	9.4
Consumer	77	1.1	98	1.1	113	1.0
Unallocated	-	-	-	-	-	-
Total allowance for loan losses	$1,033	100.0%	$1,161	100.0%	$1,286	100.0%

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

Table 20: Analysis of Loan Loss Experience
Year Ended March 31, (Dollars in thousands)	2013	2012	2011

Allowance at beginning of period	$1,161	$1,286	$999

Provision for loan losses	640	1,602	440
Charge offs:
Residential real estate loans	26	399	-
Commercial and multi-family real estate loans	606	770	92
Construction loans	80	-	-
Commercial loans	-	46	51
Commercial loans	29	137	31
Consumer loans	67	401	32
Total charge-offs	808	1,753	206

Recoveries	40	26	53
Net charge-offs	768	1,727	153

Allowance at end of period	$1,033	$1,161	$1,286

Allowance to nonperforming loans	16.30%	13.50%	23.80%
Allowance to total loans outstanding at the end of the period	1.15	1.15	1.22
Net charge-offs (recoveries) to average loans outstanding during the period	0.83	1.68	0.15

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

We use an interest rate sensitivity analysis prepared by a third party vendor to review our level of interest rate risk. Economic Value of Equity (EVE) is a measure of long-term interest rate risk. This analysis measures the difference between the market values of the assets and the liabilities. In this analysis the program calculates the discounted cash flow (market value) of each category on the balance sheet under each of five rate conditions. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease~~s~~ in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in EVE over a variety of interest rate scenarios. The following table presents the change in our EVE at March 31, 2013 that would occur in the event of an immediate change in interest rates based on our assumptions, with no effect given to any steps that we might take to counteract that change.

Table 21: EVE Analysis
	Economic Value of Equity (Dollars in thousands)			Economic Value of Equity as % of Market Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300	9,842	(3,737)	(27.5)%	7.43%	(282	)bp
200	11,441	(2,138)	(15.7)%	8.64%	(161)
100	13,818	239	1.8%	10.43%	18
0	13,579	-	-	10.25%	-
(100)	14,744	1,165	8.6%	11.13%	88

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $6.7 million. At March 31, 2013, we had no outstanding borrowings and had arrangements to borrow up to $11.4 million from the Federal Home Loan Bank of New York and $1.0 million from Atlantic Central Bankers Bank.

At March 31, 2013, the majority of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We have designated a portion of our investments as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At March 31, 2013, we had $212 thousand in loan commitments outstanding. In addition, we had $5.8 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2013 totaled $34.4 million, or 63% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, such as other deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity apart from the Bank and must provide for its own liquidity. As of March 31, 2013, the Company had $312 thousand in cash and cash equivalents compared to $296 thousand as of March 31, 2012.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the stock offering completed in March 2007.  In addition to its operating expenses, the Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

The Company can receive dividends from the Bank.  Payment of such dividends to the Company by the Bank is limited under federal law. The amount that can be paid in any calendar year, without prior regulatory approval, cannot exceed the retained net earnings (as defined) for the year plus the preceding two calendar years. Under the terms of its written agreement with the OCC, the Bank is not permitted to pay dividends without prior regulatory approval. In addition, at the request of the Federal Reserve, the Company has adopted resolutions that prohibit it from declaring or paying any dividends or taking any dividends or other distributions that would reduce the capital of the Bank without the prior written consent of the Federal Reserve.

Capital Management. We are subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” “Regulation and Supervision—Regulatory Agreement” and note 24 of the notes to the financial statements.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 21 of the notes to the financial statements.

For the year ended March 31, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(c)     Changes in Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM9 B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors consists of five members. The Board is divided into three classes with three-year staggered terms, with approximately one-third of the directors elected each year. Ages presented are as of March 31, 2013. As of June 1, 2013, our directors are:

Thomas J. Coleman III has been a managing partner of the law firm of Raymond, Coleman, Heinhold & Norman, LLP since 2001. Age 49. Director since 2005.

Mr. Coleman’s expertise as a partner in a law firm and his involvement in business and civic organizations in the communities in which the Bank serves provide the Board valuable insight. Mr. Coleman’s years of providing legal counsel and operating a law office position him well to continue to serve as a director for the Company.

James E. Igo has served as President and Chief Executive Officer of Delanco MHC, Delanco Bancorp and Delanco Federal since March 2009 and previously served as Executive Vice President and Chief Operating Officer of Delanco Bancorp and Delanco Federal since April 2008. Mr. Igo was appointed Chairman of the Board of Delanco MHC, Delanco Bancorp and Delanco Federal in June 2010. Mr. Igo previously served as senior vice president and senior loan officer of Farmers & Mechanics Bank (“FMB”) from 1992 until FMB’s acquisition by Beneficial Bank in July 2007. Mr. Igo served as senior vice president of Beneficial Bank until April 2008. Age 56.

Mr. Igo’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which the Bank serves affords the Board valuable insight regarding the business and operation of the Bank. Mr. Igo’s knowledge of the Company’s and the Bank’s business and history, combined with his success and strategic vision, position him well to continue to serve as our Chairman, President and Chief Executive Officer.

John A. Latimer is the President of two insurance brokers, including The Barclay Group and J.S. Braddock Agency since 1991 and 2000, respectively. Mr. Latimer has also served as a director of Proformance Insurance Company, a subsidiary of National Atlantic Holdings Corporation (Nasdaq: NAHC). Age 50. Director since 2006.

Mr. Latimer provides the Board with significant marketing and operational knowledge through his experience as president of insurance broker entities. Mr. Latimer has considerable experience in the insurance industry and the related risk assessment practice area necessary in banking operations.

James W. Verner, currently retired, served as a Section Supervisor with the New Jersey State Department of Education from 1979 until 2011. Age 61. Director of Delanco Federal since 1978 and director of Delanco MHC and Delanco Bancorp since their formation in 2002.

Mr. Verner’s career with the New Jersey Department of Education provides the Company with organizational understanding and expertise. In addition, as an active member of the community, Mr. Verner maintains contact with and is in touch with the local consumer environment.

Renee C. Vidal is a partner in the law firm of Flaster/Greenberg P.C. in Cherry Hill, New Jersey. Prior to joining Flaster/Greenberg P.C. in January 2008, Ms. Vidal served as a partner in the law firm of Cureton Caplan, PC. Ms. Vidal began her employment with Cureton Caplan in 1994. Age 45. Director since 2006.

Ms. Vidal’s expertise as a partner in a law firm and her involvement in business and civic organizations in the communities in which the Bank serves provide the Board valuable insight. Ms. Vidal’s years of providing legal counsel position her well to continue to serve as a director for the Company.

Executive Officers and Key Employees

The Company’s executive officers are elected annually by the Board of Directors and serve at the Board’s discretion. Ages presented are as of March 31, 2013. The executive officers of Delanco Bancorp are:

Name	Position
James E. Igo	Chairman, President and Chief Executive Officer
Eva Modi	Senior Vice President and Chief Financial Officer

The officers of Delanco Federal are elected annually by the Board of Directors and serve at the Board’s discretion. The executive officers and key employees of Delanco Federal are:

Name	Position
James E. Igo	Chairman, President and Chief Executive Officer
Eva Modi	Senior Vice President and Chief Financial Officer
Douglas R. Allen, Jr.	Senior Vice President

Below is information regarding our officers who are not also directors. Each officer has held his or her current position for at least the last five years, unless otherwise stated.

Eva Modi has been Senior Vice President and Chief Financial Officer of Delanco MHC, Delanco Bancorp and Delanco Federal since March 4, 2009. Ms. Modi served as Vice President – Accounting of Delanco Federal since December, 2007. Ms. Modi was previously employed by a public accounting firm from May 2002 until November 2007 as Senior Manager. Age 52.

Douglas R. Allen, Jr. has served as Senior Vice President since March 4, 2010 and previously served as President, Chief Executive Officer and Chief Financial Officer of Delanco MHC, Delanco Bancorp and Delanco Federal since January 1, 2008. Mr. Allen joined Delanco Federal in 1976. Age 65.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Delanco Bancorp common stock during the year ended March 31, 2013.

Disclosure of Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all employees of the Company. A copy of the code of ethics can be obtained, without charge, upon written request to James E. Igo, Delanco Bancorp, Inc., 615 Burlington Avenue, Delanco, New Jersey 08075.

Audit Committee Matters

The Company maintains an Audit Committee consisting of directors James W. Verner (Chairperson), John A. Latimer and Renee C. Vidal. The Audit Committee meets periodically with independent auditors and management to review accounting, auditing, internal control structure and financial reporting matters. Each member of the Audit Committee is independent in accordance with the listing standards of The NASDAQ Stock Market. The Board of Directors has determined that the Audit Committee does not have a member who is an “audit committee financial expert.” While the Board recognizes that no individual Board member meets the qualifications required of an “audit committee financial expert,” the Board believes that appointment of a new director to the Board and to the Audit Committee at this time is not necessary as the level of financial knowledge and experience of the current members of the Audit Committee, including the ability to read and understand fundamental financial statements, is cumulatively sufficient to discharge adequately the Audit Committee’s responsibilities. The Audit Committee held three meetings during the last fiscal year. The Audit Committee operates under a written charter which is available to the public under “Investors” at www.delancofsb.com..

ITEM 11.	EXECUTIVE COMPENSATION

Directors’ Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2013 fiscal year.

Name	Fees Earned or Paid in Cash

Thomas J. Coleman III	$7,425
William C. Jenkins (1)	$4,550
John A. Latimer	$7,875
James W. Verner	$7,775
Renee C. Vidal	$6,975

___________

(1)	Mr. Jenkins resigned from the Boards of Directors of the Company and the Bank effective October 25, 2012.

Director Retirement Plan. Delanco Federal sponsors a director retirement plan for the benefit of members of the Board of Directors. All directors serving on or after the plan’s effective date of January 1, 2002 participate in the plan. Under the plan, following their retirement from the Board of Directors (upon meeting certain criteria) directors receive a monthly retirement benefit equal to 4% of their fees (including any annual retainer) multiplied by their completed years of service, up to a maximum of 80% of the final fee amount. Directors must complete at least ten years of service as an employee and/or director in order to receive a retirement benefit under the plan. Director retirement benefits are payable in equal monthly installments during the director’s lifetime, unless the director elects to receive an actuarially equivalent benefit in the form of an annuity. No benefits are payable under the plan upon a participating director’s death, unless the participant selected the annuity form of payment, in which case the director’s designated beneficiary would receive continued payments in accordance with the director’s election.

Meeting Fees for Non-Employee Directors. The following table sets forth the applicable fees that are paid to non-employee directors for their service on the Board of Directors of Delanco Federal. Directors do not receive any fees for their service on the Boards of Directors of Delanco Bancorp or Delanco MHC. Each director receives two paid absences on an annual basis.

Board of Directors of Delanco Federal:
Fee per Board Meeting	$625
Fee per Committee Meeting:
Executive Committee	$275
All Other Committees	$175

Executive Compensation

Summary Compensation Table. The following information is furnished for the individuals serving as named executive officers during the 2013 fiscal year.

Name and Principal Position	Year	Salary ($)	Fees Earned or Paid in Cash ($)(1)	All Other Compensation ($)(2)	Total ($)
James E. Igo	2013	$160,192	$7,425	$2,458	$170,075
Chairman, President and Chief Executive Officer	2012	148,462	6,575	4,380	159,417
Eva Modi	2013	$113,782	$-	$1,736	$115,518
Chief Financial Officer	2012	101,346	-	3,178	104,524

(1)	Reflects the amount of fees earned for service as a director.
(2)	Reflects the amount paid by the Company for life insurance premiums and the market value of ESOP allocations.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table provides information as of June 1, 2013 with respect to persons and entities known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock. A person or entity may be considered to beneficially own any shares of common stock over which the person or entity has, directly or indirectly, sole or shared voting or investing power.

Name and Address	Number of Shares Owned		Percent of Common Stock Outstanding

Delanco MHC 615 Burlington Avenue Delanco, New Jersey 08075	899,099	(1)	55.0%

(1)	The members of the Board of Directors of Delanco Bancorp and Delanco Federal also constitute the Board of Directors of Delanco MHC.

The following table provides information as of June 1 2013 with respect to shares of Delanco Bancorp common stock that may be considered to be owned by each director, each executive officer named in the Summary Compensation Table and by all directors and executive officers of the Company as a group. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the shares shown. The number of shares beneficially owned by all directors and executive officers as a group totaled 3.9% of our outstanding common stock as of June 1, 2013. Each director owned less than 1.0% of our outstanding common stock as of that date, except for Mr. Igo who owned 1.2% of our common stock.

Name	Number of Shares Owned

Thomas J. Coleman III	10,947
James E. Igo	19,076	(1)
John A. Latimer	7,500
Eva Modi	3,447	(1)
James W. Verner	10,400	(2)
Renee C. Vidal	5,000

All directors and executive officers as a group (7 persons)	63,272

(1)	Includes 2,030 and 1,447allocated shares held in ESOP trust for Mr. Igo and Ms. Modi, respectively, which are voted by the ESOP trustee.
(2)	Includes 4,210 shares held by spouse’s IRA.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Delanco Bancorp to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Delanco Federal to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Delanco Federal is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit Delanco Federal to make loans to executive officers at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer over any other employee.

Delanco Federal maintains a program that enables all full-time employees to obtain a residential mortgage loan on a primary residence at a reduction of 1% from the rates available to the public for as long as the officer remains in the employ of Delanco Federal.  Douglas R. Allen, Jr., Senior Vice President of the Bank, has a mortgage loan from Delanco Federal that was made under this program at a rate of 2.875%.  The largest amount of principal outstanding during the 2013 fiscal year on this loan was approximately $180,844 and the outstanding balance at March 31, 2013 was $176,751.  The total principal and interest paid on this loan during the 2013 fiscal year was approximately $4,093 and $6,936, respectively.

In accordance with banking regulations, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of Delanco Federal’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors.

Corporate Governance

The Company’s Board of Directors currently consists of five members, all of whom are independent under the listing standards of The NASDAQ Stock Market, except for James E. Igo, who is employed by the Company and the Bank as Chairman, President and Chief Executive Officer. In determining the independence of its directors, the Board considered transactions, relationships and arrangements between the Company and its directors that are not required to be disclosed in this proxy statement under the heading “Transactions with Related Persons,” including loans or lines of credit that the Bank has directly or indirectly made to Director Renee C. Vidal. The business relationships between the Company and its directors or the directors’ affiliated companies that were considered by the Board were: the law firm of Raymond, Coleman, Heinhold & Norman, LLP, of which Thomas J. Coleman III is a partner, provided legal services to the Company; and John A. Latimer is employed by The Barclay Group, Delanco Federal’s insurance broker.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The following table sets forth the fees billed to the Company for the years ended March 31, 2013 and 2012 by Connolly, Grady & Cha, P.C.:

	2013	2012

Audit Fees	$63,065	$62,535
Audit Related Fees(1)	15,964	15,667
Tax Fees(2)	6,372	7,401
All Other Fees	-	-

___________________

(1)	Include fees for the review of annual and quarterly reports.
(2)	Represents services rendered for tax compliance, tax advice and tax planning, including the preparation of the annual tax returns and quarterly tax payments.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm. The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the external auditor does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided.

The request may be made with respect to either specific services or a type of service for predictable or recurring services.

During the year ended March 31, 2013, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

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
10.1

Regulatory Agreement dated November 21, 2012, by and between Delanco Federal and the OCC (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on December 21, 2012)

10.4	Delanco Federal Employee Severance Compensation Plan (Incorporated by reference from Exhibit 10.5 of the Form 10-KSB filed with the Securities and Exchange Commission on July 13, 2007)
10.5	Delanco Federal Directors Retirement Plan (Incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 (File No. 333-139339))
10.6

Delanco Bancorp, Inc. 2008 Equity Incentive Plan (Incorporated herein by reference the Company’s definitive proxy materials for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on July 17, 2008)

21.0	Subsidiaries
23.1	Consent of Connolly, Grady & Cha, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. *

* Furnished, not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELANCO BANCORP, INC.

Date: June 11, 2013	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ James E. Igo	Chairman, President and Chief Executive Officer	June 11, 2013
James E. Igo

/s/ Eva Modi	Senior Vice President and Chief Financial Officer	June 11, 2013
Eva Modi	(principal financial and accounting officer)

/s/ Thomas J. Coleman, III	Director	June 11, 2013
Thomas J. Coleman, III

/s/ John A. Latimer	Director	June 11, 2013
John A. Latimer

/s/ James W. Verner	Director	June 11, 2013
James W. Verner

/s/ Renee C. Vidal	Director	June 11, 2013
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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2013, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2013, the Company’s internal control over financial reporting was effective based on the criteria.

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

March 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Delanco Bancorp, Inc.

615 Burlington Avenue

Delanco, New Jersey 08075

We have audited the accompanying consolidated statements of financial condition of Delanco Bancorp, Inc. and subsidiary (the Company) as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delanco Bancorp, Inc. and subsidiary as of March 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Connolly, Grady & Cha, P.C.

Certified Public Accountants

Philadelphia, Pennsylvania

June 7, 2013

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,
	2013	2012
Assets
Cash and amount due from depository institutions	$506,921	$569,884
Interest-bearing deposits in other banks	6,215,845	6,079,801
Total cash and cash equivalents	6,722,766	6,649,685

Investment securities
Securities held-to-maturity (fair value of $20,285,670 and $17,606,748 at March 31, 2013 and 2012, respectively)	20,137,886	17,457,498
Securities available-for-sale (amortized cost of $2,217,032 and $237,096 at March 31, 2013 and 2012, respectively)	2,207,018	241,826
Total investment securities	22,344,904	17,699,324

Loans, net of allowance for loan losses of $1,032,818 and $1,160,535 at March 31, 2013 and 2012, respectively	88,419,084	99,431,618
Accrued interest receivable	427,736	417,102
Premises and equipment, net	6,855,000	7,131,980
Federal Home Loan Bank stock, at cost	202,500	219,100
Deferred income taxes, net	1,228,400	991,000
Bank-owned life insurance	153,588	147,508
Prepaid and refundable income taxes		160,250
Real estate owned	2,469,800	845,669
Other assets	590,804	615,383
Total Assets	$129,414,582	$134,308,619

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing deposits	$6,872,713	$4,673,349
Interest-bearing deposits	110,161,401	116,915,542
Total deposits	117,034,114	121,588,891
Accrued interest payable	9,025	15,912
Advance payments by borrowers for taxes and insurance	366,604	399,920
Other liabilities	610,259	560,432
Total liabilities	118,020,002	122,565,155

Commitments and Contingencies (Note 21)

Stockholders’ Equity

Preferred stock, $.01 par value, 3,000,000 shares authorized; None issued
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding as of March 31, 2013 and 2012	16,347	16,347
Additional paid-in capital	6,570,852	6,590,557
Retained earnings, substantially restricted	5,332,716	5,656,867
Unearned common stock held by employee stock ownership plan	(448,567)	(480,608)
Accumulated other comprehensive loss	(76,768)	(39,699)
Total stockholders’ equity	11,394,580	11,743,464

Total Liabilities and Stockholders’ Equity	$129,414,582	$134,308,619

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

	Years Ended March 31,
	2013	2012
Interest Income
Loans	$4,483,176	$5,338,028
Investment securities	618,317	553,237
Total interest income	5,101,493	5,891,265

Interest Expense
Interest-bearing checking accounts	35,634	54,092
Passbook and money market accounts	186,335	269,568
Certificates of deposits	834,960	1,107,622
Advances from Federal Home Loan Bank		236
Total interest expense	1,056,929	1,431,518

Net interest income	4,044,564	4,459,747

Provision for loan losses	640,200	1,601,892
Net interest income after provision for loan losses	3,404,364	2,857,855

Non-Interest Income
Service charges	132,561	145,301
Income from bank-owned life insurance	6,081	5,805
Rental income	29,000	21,958
Other	33,399	13,642
Net loss on sale of real estate owned	(152,276)	(36,382)
Total non-interest income	48,765	150,324

Non-Interest Expense
Salaries and employee benefits	1,564,734	1,583,294
Advertising	21,862	24,730
Office supplies, telephone and postage	100,406	97,549
Loan expense	447,706	203,126
Occupancy expense	654,424	648,635
Federal insurance premiums	216,123	282,555
Real estate owned – impairment losses	56,493	104,316
Data processing expenses	217,252	215,240
ATM expenses	27,654	24,810
Bank charges and fees	69,528	77,425
Insurance and surety bond premium	79,526	80,170
Dues and subscriptions	22,942	25,863
Professional fees	248,522	208,175
Real estate owned expenses	130,906	56,368
Other	128,640	118,919
Total non-interest expense	3,986,718	3,751,175

Loss Before Income Tax Benefit	(533,589)	(742,996)

Income tax benefit	(209,438)	(249,052)

Net Loss	$(324,151)	$(493,944)

Loss per share
Basic	$(0.20)	$(0.31)
Diluted	$(0.20)	$(0.31)
Weighted average shares outstanding
Basic	1,589,868	1,586,664
Diluted	1,589,868	1,586,664

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

Years Ended March 31, 2013 and 2012

	March 31,
	2013	2012

Net (loss)	$(324,151)	$(493,944)

Other comprehensive income (loss), net of tax:
Postretirement benefit plan adjustment, net of deferred taxes (benefit) of ($18,815) and $2,993 in 2013 and 2012, respectively	(28,222)	4,489

Unrealized gains (loss) available-for-sale:
Unrealized holding gains (loss), net of deferred taxes (benefits) of ($5,898) and $2,385 in 2013 and 2012, respectively	(8,847)	3,578

Other comprehensive income (loss)	(37,069)	8,067

Total Comprehensive (Loss)	$(361,220)	$(485,877)

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended March 31, 2013 and 2012

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Common Stock Held By ESOP	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCES, MARCH 31, 2011	1,634,725	$16,347	$6,606,577	$6,150,811	$(512,648)	$(47,766)	$12,213,321
Net loss				(493,944)			(493,944)

Other comprehensive income, net of tax						8,067	8,067

3204.05 shares of common stock transferred to ESOP for services			(16,020)		32,040		16,020

BALANCES, MARCH 31, 2012	1,634,725	$16,347	$6,590,557	$5,656,867	$(480,608)	$(39,699)	$11,743,464
Net loss				(324,151)			(324,151)

Other comprehensive (loss), net of tax						(37,069)	(37,069)

3204.05 shares of common stock transferred to ESOP for services			(19,705)		32,041		12,336

BALANCES, MARCH 31, 2013	1,634,725	$16,347	$6,570,852	$5,332,716	$(448,567)	$(76,768)	$11,394,580

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended March 31,
Cash Flows from Operating Activities	2013	2012
Net loss	$(324,151)	$(493,944)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of ESOP	19,705	16,020
Deferred income tax (benefit)	(270,150)	(240,996)
Depreciation	299,995	325,603
Amortization of premiums and accretion of discounts on securities, net	1,528	(2,859)
Income from bank owned life insurance	(6,081)	(5,805)
Loss on sale of real estate owned	152,276	36,382
Provision for loan losses	640,200	1,601,892
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	(10,634)	41,422
Other assets	24,579	291,451
Prepaid and refundable income taxes	160,250	(160,250)
Increase (decrease) in:
Accrued interest payable	(6,887)	(6,746)
Other liabilities	49,828	(38,714)
Net cash provided by operating activities	730,458	1,363,456

Cash Flows from Investing Activities
Proceeds from sale of securities available-for-sale	20,064	12,199
Purchases of securities available-for-sale	(2,000,000)
Purchases of securities held-to-maturity	(21,645,000)	(19,000,000)
Proceeds from maturities and principal repayments of securities held-to-maturity	18,966,140	17,241,424
Redemption of Federal Home Loan Bank stock	16,600	55,600
Net decrease in loans	7,825,270	2,310,406
Proceeds from sale of real estate owned	770,657	412,002
Purchases of premises and equipment	(23,015)	(59,568)
Net cash provided by investing activities	3,930,716	972,063

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(4,554,777)	746,481
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(33,316)	5,056
(Payments) borrowing on line of credit from Atlantic Central Bankers Bank		(1,000,000)
(Payments on) advances from Federal Home Loan Bank		(1,100,000)
Net cash used in financing activities	(4,588,093)	(1,348,463)

Net Increase in Cash and Cash Equivalents	$73,081	$987,056

Cash and Cash Equivalents, Beginning of Year	6,649,685	5,662,629

Cash and Cash Equivalents, End of Year	$6,722,766	$6,649,685

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$1,063,816	$1,438,264
Cash paid during the year for income taxes	$1,500	$161,920

Supplemental Disclosure of Noncash Items
Loans transferred to real estate owned	$2,547,064	$523,414

See accompanying notes to consolidated financial statements.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

1.     NATURE OF OPERATIONS

Delanco Bancorp, Inc. (the “Company”) is a federally-chartered subsidiary holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Delanco Federal Savings Bank (the “Bank”), and its wholly-owned subsidiaries, Delanco Financial Services Corporation, an inactive subsidiary, and DFSB Properties, LLC, a real estate company that holds other real estate acquired in foreclosure. The Company is majority owned by Delanco MHC, a federally chartered mutual holding company. Delanco MHC has virtually no operations or assets other than an investment in the Company, and is not included in these financial statements. The Bank provides a variety of financial services to individual and business customers located primarily in Southern New Jersey and Southeastern Pennsylvania. The Bank’s primary source of revenue is from single-family residential, commercial and multi-family real estate loans. The Bank is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“GAAP”) and predominant practices within the banking industry. The consolidated financial statements of the Company include the accounts of Delanco Federal Savings Bank and its subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

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

Material estimates and assumptions that are particularly susceptible to significant changes relate to the determination of the allowance for losses on loans, the fair value of financial instruments, the valuation of foreclosed real estate and the valuation of deferred tax assets. In connection with the determination of the estimated losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

A majority of the Bank’s loan portfolio consists of single-family residential, commercial and multi-family real estate loans in Southern New Jersey and Southeastern Pennsylvania. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

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

March 31, 2013 and 2012

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

Loans and Allowance for Loan Losses

The Bank grants mortgage, commercial, consumer and lines of credit loans to customers. A substantial portion of the loan portfolio is represented by mortgage, commercial and multi-family real estate loans in Southern New Jersey and Southeastern Pennsylvania. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

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

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

March 31, 2013 and 2012

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment

Land is carried at cost. Other premises and equipment are recorded at cost and are depreciated on the straight-line method. Charges for maintenance and repairs are expensed as incurred. Depreciation and amortization are provided over the estimated useful lives of the respective assets.

Real Estate Owned

Real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Real estate owned is recorded at the lower of the carrying value of the loan or the fair value of the property, net of estimated selling costs. Costs relating to the development or improvement of the properties are capitalized while expenses related to the operation and maintenance of properties are recorded as an expense as incurred. Gains or losses upon dispositions are reflected in earnings as realized. The Company had $2,469,800and $845,669 in realestateowned atMarch 31, 2013 and 2012, respectively. The Company recorded losses of $152,276 and $36,382 on sale of real estate owned for the years ended March 31, 2013 and 2012, respectively.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxescurrently due plus deferred taxes related primarily to tax net operating loss carryforwards and differences between the basis of available-for-sale securities, allowancefor loan losses, estimated losses on real estate owned, accumulated depreciation, and accrued employee benefits for financial and income tax reporting.

The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Statements of Cash Flows

The Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other banks with original maturities of less than 90 days to be cash equivalents for purposes of the statements of cash flows.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $21,862 and $24,730 for the years ended March 31, 2013 and 2012, respectively.

Employee Stock Ownership Plan (“ESOP”)

The Company accounts for its ESOP based on guidance by FASB ASC 718-40-50. Shares are released to participants proportionately as the loan is repaid. If the Company declares a dividend, the dividends on the allocated shares would be recorded as dividends and charged to retained earnings. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. Allocation of shares to the ESOP participants is contingent upon the repayment of the loan to the Company.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

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

Reclassifications

Certain amounts as of and for the year ended March 31, 2012 have been reclassified to conform to the current year’s presentation. These changes had no effect on the Company’s results of operations or financial position.

3.     RECENT ACCOUNTING PRONOUNCEMENTS

Below is a discussion of recent accounting pronouncements. Recent pronouncements not discussed below were deemed to not be applicable to the Company.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220): The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private and nonprofit entities. The amendments in this update are effective for public entities for fiscal years, and interim annual periods within those years, beginning after December 15, 2011, consistent with ASU 2011-05. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet, Disclosure about Offsetting Assets and Liabilities (Topic 210): The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhancement disclosures by requiring improved information about financial instruments and derivative instruments that are either (1)offset in accordance with either Section210-20-45 or Section815-10-45 or (2)subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they offset in accordance with either Section210-20-45 or Sections 815-10-45. These amendments are effective for annual periods beginning on or after January3, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate any material impact to the consolidated financial statements related to this guidance.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

3.     RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2011, the FASB issued ASU 2011-10, Property, Plant and Equipment (Topic 360): The objective of this update is to resolve the diversity in practice about whether the guidance in the Subtopic 360-20, Property, Plant and Equipment – Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10 Consolidation – Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not anticipate any material impact to the consolidated financial statements related to this guidance.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to achieve Common Fair Value Measurement (Topic 820) and Disclosure Requirement in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staff, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurement, including a consistent meaning of the term “fair value”. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this pronouncement did not have a material impact on the Company’s financial condition on results of operations.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to purchase or redeem the financial assets. The amendments in this update apply to all entities, both public and nonpublic. This ASU is effective for the first interim or annual periods beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modification of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this pronouncement did not have a material impact on the Company’s financial condition on results ofoperations.

4.     RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in vault cash or on deposit with the Federal Reserve Bank. The Bank’s vault cash satisfied the required reserve at March 31, 2013 and 2012.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

5.     INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held-to-maturity and available-for-sale are as follows:

	Held-to-Maturity
	March 31,2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Federal Home Loan Bank Bonds	$4,590,643	$4,625	$(17,525)	$4,577,743
Federal Farm Credit Bonds	3,444,266	1,324	(16,560)	3,429,030
Federal Home Loan Mortgage Corporation Bonds	500,000		(2,198)	497,802
Federal National Mortgage Association	9,499,365	48,995	(9,546)	9,538,814
Municipal Bond	64,320	64,320
	18,098,594	54,944	(45,829)	18,107,709

Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation	965,204	64,850		1,030,054
Federal National Mortgage Association	780,572	64,261		844,833
Government National Mortgage Corporation	293,516	10,471	(913)	303,074
	2,039,292	139,582	(913)	2,177,961

Total	$20,137,886	$194,526	$(46,742)	$20,285,670

	Held-to-Maturity
	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Federal Home Loan Bank Bonds	$3,944,679	$5,438	$(8,455)	$3,941,662
Federal Farm Credit Bonds	3,000,000	2,330	(25,440)	2,976,890
Federal Home Loan Mortgage Corporation Bonds	1,499,258		(6,153)	1,493,105
Federal National Mortgage Association	5,997,304	25,730	(33,549)	5,989,485
Municipal Bond	104,320			104,320
	14,545,561	33,498	(73,597)	14,505,462

Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation	1,429,534	89,059	(1,932)	1,516,661
Federal National Mortgage Association	1,146,163	90,220	(243)	1,236,140
Government National Mortgage Corporation	336,240	13,238	(993)	348,485
	2,911,937	192,517	(3,168)	3,101,286

Total	$17,457,498	$226,015	$(76,765)	$17,606,748

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

5.     INVESTMENT SECURITIES (Continued)

	Available-for-Sale
	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Federal Home Loan Bank Bonds	$1,500,000	$1,175	$(4,795)	$1,496,380
Federal National Mortgage Association	500,000	(11,562)	488,438
Mutual Fund Shares	217,032	5,168	222,200

Total	$2,217,032	$6,343	$(16,357)	$2,207,018

	Available-for-Sale
	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mutual Fund Shares	$237,096	$4,730	$-	$241,826

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

5.     INVESTMENT SECURITIES (Continued)

The following is a summary of the amortized cost and fair value of the Company’s investment securities held-to-maturity and available-for-sale by contractual maturity as of March 31, 2013 and 2012.

	March 31, 2013
	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Amounts maturing in:
One year or less	$64,320	$64,320	$		$
After one year through five years	1,005,098	1,028,678
After five years through ten years	6,421,666	6,417,558
After ten years	12,646,802	12,775,114		2,000,000		1,984,818
Equity securities				217,032		222,200

	$20,137,886	$20,285,670		$2,217,032		$2,207,018

	March 31, 2012
	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost		Fair Value
One year or less	$104,450	$104,450	$		$
After one year through five years	510,271	531,593
After five years through ten years	3,444,444	3,449,467
After ten years	13,398,333	13,521,238
Equity securities				237,096		241,826

	$17,457,498	$17,606,748		$237,096		$241,826

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

5.     INVESTMENT SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2013 and 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or Greater				Total
March 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses

Federal Home Loan Bank Bonds	$2,454,531	$(22,320)	$		$		$2,454,531	$(22,320)
Federal Farm Credit Bonds	2,427,706	(16,560)					2,427,706	(16,560)
Federal Home Loan Mortgage Corporation	497,802	(2,198)					497,802	(2,198)
Federal National Mortgage Association	1,978,892	(21,108)					1,978,892	(21,108)
	7,358,931	(62,186)					7,358,931	(62,186)

Mortgage-Backed Securities:

Government National Mortgage Association				31,562		(913)	31,562	(913)
				31,562		(913)	31,562	(913)
Total	$7,358,931	$(62,186)		$31,562		$(913)	$7,390,493	$(63,099)

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Federal Home Loan Bank Bonds	$2,000,000	$(8,455)	$-	$-	$2,000,000	$(8,455)
Federal Farm Credit Bonds	2,500,000	(25,440)			2,500,000	(25,440)
Federal Home Loan Mortgage Corporation	1,499,258	(6,153)			1,499,258	(6,153)
Federal National Mortgage Association	4,497,304	(33,549)			4,497,304	(33,549)
	10,496,562	(73,597)			10,496,562	(73,597)

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

5.     INVESTMENT SECURITIES (Continued)

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Mortgage-Backed Securities:
Federal Home Loan Mortgage Corporation	$374,299	$(1,932)	$-	$-	$374,299	$(1,932)
Federal National Mortgage Association	345,832	(243)			345,832	(243)
Government National Mortgage Association	39,060	(993)			39,060	(993)
	759,191	(3,168)			759,191	(3,168)
Total	$11,255,753	$(76,765)	$-	$-	$11,255,753	$(76,765)

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2013, the seventeen debt securities with unrealized losses have depreciated 0.86% from the Bank’s amortized cost basis. These unrealized losses relate principally to market changes in interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

The Bank has pledged investment securities with a carrying amount of approximately $6,500,000 and $500,000 at March 31, 2013 and 2012, respectively, to the New Jersey Commissioner of Banking and Insurance under the provisions of the Government Unit Deposit Protection Act that enables the Bank to act as a public depository.

6.     LOANS

The Bank monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Bank monitors the performance of its loan portfolio and estimates its allowance for loan losses.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

6.     LOANS (Continued)

Residential real estate loans consist of loans secured by one-to four-family residences located in the Bank’s market area. The Bank has originated one-to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. A mortgage loan originated by the Bank, for owner and non-owner occupied property, whether fixed rate or adjustable rate, can have a term of up to 30 years. Adjustable rate loan terms limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan based on the type of loan.

Commercial and multi-family real estate loans are generally originated in amounts up to the lower of 80% of the appraised value or cost of the property and are secured by improved property such as multi-family dwelling units, office buildings, retail stores, warehouses, church buildings and other non-residential buildings, most of which are located in the Bank’s market area. Commercial and multi-family real estate loans are generally made with fixed interest rates which mature or re-price in 5 to 7 years with principal amortization of up to 25 years.

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

Loans at March 31, 2013 and 2012 are summarized as follows:

	March 31,
	2013	2012

Residential (one to four family) real estate	$66,597,885	$70,191,726
Multi-family and commercial real estate	12,402,532	17,130,030
Commercial	1,165,774	1,480,322
Home equity	8,361,492	9,986,541
Consumer	959,771	1,046,744
Construction	82,849	838,841

Total loans	89,570,303	100,674,204

Net deferred loan origination fees	(118,401)	(82,051)
Allowance for loan losses	(1,032,818)	(1,160,535)

	(1,151,219)	(1,242,586)

Loans, net	$88,419,084	$99,431,618

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

6.     LOANS (Continued)

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act) made extensive changes to the regulation of the Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision (OTS) was eliminated and responsibility for the supervision and regulation of federal savings associations such as the Bank was transferred to the Office of the Comptroller of the Currency (OCC) on July 21, 2011. Under the authority issued to the OTS and now assumed by the OCC under the Home Owners Loan Act (HOLA) in 12 U.S.C. 1462 et seg. Subpart A, Section 560.93, the Bank is subject to a loans-to-one borrower limitation of 15% of capital funds. At March 31, 2013, the loans-to-one-borrower limitation was $1.8 million; this excluded an additional 10% of adjusted capital funds or approximately $1.2 million, which may be loaned if collateralized by readily marketable securities. At March 31, 2013, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans-to-one-borrower limitations of 15% of capital funds.

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

March 31, 2013 and 2012

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

The following table represents loans by credit quality indicator at March 31, 2013:

	Pass	Special Mention Loans	Classified Loans	Non- Performing Loans	Total
Residential real estate	$63,418,245	$304,427	$199,966	$2,675,247	$66,597,885
Multi-family and commercial real estate	8,719,717	119,950	465,287	3,097,578	12,402,532
Commercial	642,693	254,084	34,096	234,901	1,165,774
Home equity	8,074,576			286,916	8,361,492
Consumer	959,771				959,771
Construction	31,856			50,993	82,849
	$81,846,858	$678,461	$699,349	$6,345,635	$89,570,303

The following table represents past-due loans as of March 31, 2013:

	30-89 Days Past Due and Still Accruing	90 Days or More Past - Due and Still Accruing		Total Past Due and Still Accruing	Accruing Current Balances	Non Accrual Balances	Total Loan Balances

Residential real estate	$2,676,307	$-		$2,676,307	$62,379,000	$1,542,578	$66,597,885
Multi-family and commercial real estate	545,656			545,656	9,553,648	2,303,228	12,402,532
Commercial					930,873	234,901	1,165,774
Home equity	204,467			204,467	7,870,109	286,916	8,361,492
Consumer	6,738			6,738	953,033		959,771
Construction					82,849		82,849

Total Loans	$3,433,168	$-		$3,433,168	$81,769,512	$4,367,623	$89,570,303

Percentage of Total Loans	3.83%	N/A	%	3.83%	91.29%	4.88%	100.0%

 Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

6.     LOANS (Continued)

The following table represents loans by credit quality indicator at March 31, 2012:

	Pass	Special Mention Loans	Classified Loans	Non- Performing Loans	Total
Residential real estate	$66,164,553	$307,900	$201,373	$3,517,900	$70,191,726
Multi-family and commercial real estate	11,245,514	248,424	576,490	5,059,602	17,130,030
Commercial	1,184,731	261,371	34,220		1,480,322
Home equity	9,986,541				9,986,541
Consumer	1,046,744				1,046,744
Construction	785,602			53,239	838,841
	$90,413,685	$817,695	$812,083	$8,630,741	$100,674,204

The following table represents past-due loans as of March 31, 2012:

	30-89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing		Total Past Due and Still Accruing	Accruing Current Balances	Non- Accrual Balances	Total Loan Balances

Residential real estate	$1,262,391	$-		$1,262,391	$65,940,824	$2,988,511	$70,191,726
Multi-family and commercial real estate	1,204,668			1,204,668	11,670,336	4,255,026	17,130,030
Commercial	220,673			220,673	1,259,649		1,480,322
Home equity	41,983			41,983	9,944,558		9,986,541
Consumer	41,438			41,438	1,005,306		1,046,744
Construction					838,841		838,841

Total Loans	$2,771,153	$-		$2,771,153	$90,659,514	$7,243,537	$100,674,204

Percentage of Total Loans	2.75%	N/A	%	2.75%	90.05%	7.20%	100.0%

The Bank determines whether a restructuring of debt constitutes a troubled debt restructuring (“TDR”) in accordance with guidance under FASB ASC Topic 310 Receivables. The Company considers a loan a TDR when the borrower is experiencing financial difficulty and the Bank grants a concession that they would not otherwise consider but for the borrower’s financial difficulties. A TDR includes a modification of debt terms or assets received in satisfaction of the debt (including a foreclosure or a deed in lieu of foreclosure) or a combination of types. The Bank evaluates selective criteria to determine if a borrower is experiencing financial difficulty, including the ability of the borrower to obtain funds from sources other than the Bank at market rates. The Bank considers all TDR loans as impaired loans and, generally, they are put on non-accrual status. The Bank will not consider the loan a TDR if the loan modification was made for customer retention purposes. The Bank’s policy for returning a loan to accruing status requires the preparation of a well documented credit evaluation which includes the following:

●

A review of the borrower’s current financial condition in which the borrower must demonstrate sufficient cash flow to support the repayment of all principal and interest including any amounts previously charged-off;

●	An updated appraisal or home valuation which must demonstrate sufficient collateral value to support the debt;
●	Sustained performance based on the restructured terms for at least six consecutive months;
●	Approval by senior management.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

6.     LOANS (Continued)

The Bank had 15 loans totaling $3,529,218 and 15 loans totaling $3,694,879 whose terms were modified in a manner that met the criteria for a TDR as of March 31, 2013 and 2012, respectively. As of March 31, 2013, six of the TDRs were commercial real estate loans with an aggregate outstanding balance of $1,795,150; one residential construction loan with an aggregate outstanding balance of $50,993, eight were residential real estate loans with an aggregate outstanding balance of $1,683,075., The Company had one accruing TDR in the amount of $135,609 as of March 31, 2013 that was modified during the year. As of March 31, 2012, seven of the of the TDRs were commercial real estate loans with an aggregate outstanding balance of $2,702,026, one was a residential construction loan with an outstanding balance of $53,239 and the remaining loans were residential real estate loans with an aggregate outstanding balance of $1,209,614.

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At March 31, 2013, the Bank had 25 loan relationships totaling $4,367,623 in non-accrual loans as compared to 25 relationships totaling $7,243,537 at March 31, 2012. At March 31, 2013, the Bank had no impaired loan relationships in which impaired loans had a related allowance for credit losses. The average balance of impaired loans totaled $7,244,941 for 2013 as compared to $8,545,736 for 2012, and interest income recorded on impaired loans during the year ended March 31, 2013 totaled $168,207 as compared to $152,910 for March 31, 2012.

The following table represents data on impaired loans at March 31, 2013 and 2012:

	March 31,
	2013	2012

Impaired loans for which a valuation allowance has been provided
Impaired loans for which no valuation allowance has been provided	$6,345,635	$8,630,741

Total loans determined to be impaired	$6,345,635	$8,630,741

Allowance for loans losses related to impaired loans

Average recorded investment in impaired loans	$7,244,941	$8,545,736

Cash basis interest income recognized on impaired loans	$168,207	$152,910

The following table presents impaired loans with no valuation allowance at March 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Annual Recorded Investment	Interest Income Recognized While On Impaired Status

Impaired loans with no valuation allowance:
Residential real estate	$2,254,806	$2,222,651	$-	$2,773,512	$83,173
Multi-family and commercial real estate	3,550,177	3,550,177		4,105,741	61,604
Commercial	234,898	234,898		172,181	8,211
Home equity	286,916	286,916		137,938	11,486
Consumer				3,235
Construction	50,993	50,993		52,334	3,733

Subtotal	$6,377,790	$6,345,635	$-	$7,244,941	$168,207

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

6.      LOANS (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Annual Recorded Investment	Interest Income Recognized While On Impaired Status

Total impaired loans:
Residential real estate	$2,254,806	$2,222,651	$-	$2,773,512	$83,173
Multi-family and commercial real estate	3,550,177	3,550,177		4,105,741	61,604
Commercial	234,898	234,898		172,181	8,211
Home equity	286,916	286,916		137,938	11,486
Consumer				3,235
Construction	50,993	50,993		52,334	3,733

Total	$6,377,790	$6,345,635	$-	$7,244,941	$168,207

The following table presents impaired loans with no valuation allowance by portfolio class at March 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Annual Recorded Investment	Interest Income Recognized While On Impaired Status

Impaired loans with no valuation allowance:
Residential real estate	$3,357,392	$3,343,613	$-	$3,442,636	$66,366
Multi-family and commercial real estate	5,287,128	5,287,128		4,852,947	86,544
Commercial				19,363
Home equity				111,121
Consumer				119,669
Construction

Subtotal	$8,644,520	$8,630,741	$-	$8,545,736	$152,910

Total impaired loans:
Residential real estate	$3,357,392	$3,343,613	$-	$3,442,636	$66,366
Multi-family and commercial real estate	5,287,128	5,287,128		4,852,947	86,544
Commercial				19,363
Home equity				111,121
Consumer				119,669
Construction

Total	$8,644,520	$8,630,741	$-	$8,545,736	$152,910

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

6.     LOANS (Continued)

	March 31,
	2013	2012
Non-accrual loans:
Residential real estate	$1,542,578	$2,988,511
Multi-family and commercial real estate	2,303,228	4,255,026
Commercial	234,901
Home equity	286,916
Consumer
Construction

Total non-accrual loans	4,367,623	7,243,537

Troubled debt restructurings	1,978,012	1,387,204

Total non-performing loans	6,345,635	8,630,741
Real estate owned	2,469,800	845,669

Total non-performing assets	$8,815,435	$9,476,410

Non-performing loans as a percentage of loans	7.08%	8.57%

Non-performing assets as a percentage of loans and real estate owned	9.58%	9.34%

Non-performing assets as a percentage of total assets	6.81%	7.06%

At March 31, 2013, we had 25 loan relationships totaling $4.4 million in nonaccrual loans as compared to 25 relationships totaling $7.2 million at March 31, 2012.  During the year ended March 31, 2013, we experienced a $2.9 million net decrease in nonaccrual loans.  This change reflects the transfer to real estate owned of ten loans totaling $2.1 million, the partial charge-off of six of the relationships transferred to real estate owned of $524 thousand and the return of one loan totaling $442 thousand to accruing status. These changes were partially offset by the downgrading of 11 loan relationships to nonaccrual status totaling $922 thousand during the year ended March 31, 2013.  The downgraded loans consisted of eight relationships representing residential mortgages and home equity loans totaling $712 thousand and three commercial loans totaling $210 thousand.

The following table sets forth with respect to the Bank’s allowance for losses on loans:

	March 31,
	2013	2012

Balance at beginning of year	$1,160,535	$1,286,301
Provision:
Commercial	3,783	(3,670)
Multi-family and commercial real estate	587,288	642,863
Residential real estate	15,827	446,174
Home equity loans	18,827	134,486
Consumer	14,475	382,039

Total Provision	$640,200	$1,601,892

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

6.      LOANS (Continued)

	March 31,
	2013	2012
Charge-Offs:
Commercial	$686,293	$816,329
Residential real estate	26,757	399,186
Home equity	28,649	137,347
Consumer	66,510	400,552
Recoveries	(40,292)	(25,756)

Total Net Charge-Offs	767,917	1,727,658

Balance at end of year	$1,032,818	$1,160,535

Year-end loans outstanding	$89,570,303	$100,674,204

Average loans outstanding	$95,122,254	$102,605,642

Allowance as a percentage of year-end loans	1.15%	1.15%

Net charge-offs as a percentage of average loans	0.81%	1.68%

Additional details for changes in the allowance for loan by loan portfolio as of March 31, 2013 are as follows:

Allowance for Loan Losses

	Multi-Family and Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Total

Balance, beginning of year	$40,516	$468,834	$495,435	$57,576	$98,174	$1,160,535
Loan charge-offs		(686,293)	(26,757)	(28,649)	(66,510)	(808,209)
Recoveries		8,460	837		30,995	40,292
Provision for loan losses	3,783	587,288	15,827	18,827	14,475	640,200

Balance, end of year	$44,299	$378,289	$485,342	$47,754	$77,134	$1,032,818

Additional details for changes in the allowance for loan by loan portfolio as of March 31, 2012 are as follows:

Allowance for Loan Losses

	Multi-Family and Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Total

Balance, beginning of year	$70,422	$595,828	$447,099	$60,437	$112,515	$1,286,301
Loan charge-offs	(46,472)	(769,857)	(399,186)	(137,347)	(400,552)	(1,753,414)
Recoveries	20,236		1,348		4,172	25,756
Provision for loan losses	3,670	642,863	446,174	134,486	382,039	1,601,892

Balance, end of year	$40,516	$468,834	$495,435	$57,576	$98,174	$1,160,535

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

6.     LOANS (Continued)

The Bank prepares an allowance for loan loss model on a quarterly basis to determine the adequacy of the allowance. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. The Bank’s historic loss rates and the loss rates of peer financial institutions are also considered. In evaluating the Bank’s allowance for loan loss, the Bank maintains a loan committee consisting of senior management and the Board of Directors that monitors problem loans and formulates collection efforts and resolution plans for each borrower. On a monthly basis, the loan committee meets to review each problem loan and determine if there has been any change in collateral value due to changes in market conditions. Each quarter, when calculating the allowance for loan loss, the loan committee reviews an updated loan impairment analysis on each problem loan to determine if a specific provision for loan loss is warranted. Management reviews the most recent appraisal on each loan adjusted for holding and selling costs. In the event there is not a recent appraisal on file, the Bank will use the aged appraisal and apply a discount factor to the appraisal and then adjust the holding and selling costs from the discounted appraisal value. At March 31, 2013, the Bank maintained an allowance for loan loss ratio of 1.15% to year end loans outstanding. On a linked basis, non-performing assets have decreased by $660,974 over their stated levels at March 31, 2012 representing a non-performing asset to total asset ratio of 6.81% at March 31, 2013 as compared to a non-performing asset to total asset ratio of 7.06% at March 31, 2012.

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

For the year ending March 31, 2013, the Bank experienced two charge-offs relating to two loan relationships totaling $66,510 and twelve partial charge-offs relating to twelve loan relationships totaling $741,699 as compared to seven charge-offs relating to seven loan relationships totaling $447,023 and nineteen partial charge-offs relating to nineteen loan relationships totaling $1,306,391 for the year ended March 31, 2012.

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

	March 31,
	2013	2012

Balance, beginning of year	$584,413	$575,866
Payments	(86,905)	(65,953)
Borrowings	175,774	74,500

Balance, end of year	$673,282	$584,413

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

7.     LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying statement of financial condition. The unpaid principal balances of these loans at March 31, 2013 and 2012 are summarized as follows:

	March 31,
	2013	2012
Mortgage Loan Servicing Portfolio:
Mortgage Partnership Finance FHLB New York	$393,480	$405,618

8.     ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at March 31, 2013 and 2012 consists of the following:

	March 31,
	2013	2012

Loans	$309,057	$347,466
Investment securities	84,614	57,592
Mortgage backed securities	34,065	12,044

	$427,736	$417,102

9.     PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2013 and 2012 consists of the following:

	March 31,
	2013	2012

Land	$1,451,203	$1,451,203
Buildings	6,848,967	6,848,967
Furniture, fixtures and equipment	1,915,323	1,900,900
	10,215,493	10,201,070
Accumulated depreciation	(3,360,493)	(3,069,090)

	$6,855,000	$7,131,980

Depreciation expense amounted to $299,995 and $325,603 for the years ended March 31, 2013 and 2012, respectively.

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

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

11.   DEPOSITS

Deposit account balances at March 31, 2013 and 2012 are summarized as follows:

	March 31, 2013
	Amount	Weighted Average Interest Rate	Percent of Portfolio

Non interest bearing accounts	$6,872,713		5.87
Interest bearing checking accounts	14,881,992	0.25%	12.72
Passbook savings accounts	15,435,874	0.10	13.19
Money Market accounts	25,019,142	0.49	21.38
Club accounts	141,351	0.39	0.12
	62,351,072		53.28

Certificates of Deposits:
0.10% to 0.99%	25,622,818	0.54	21.89
1.00% to 1.99%	19,219,919	1.44	16.42
2.00% to 2.99%	8,035,364	2.44	6.87
3.00% to 3.99%	1,559,790	3.22	1.33
4.00% & Over	245,151	4.69	0.21

	54,683,042		46.72

	$117,034,114		100.0%

	March 31, 2012
	Amount	Weighted Average Interest Rate	Percent of Portfolio

Non interest bearing accounts	$4,673,349		3.84
Interest bearing checking accounts	13,086,105	0.32%	10.76
Passbook savings accounts	14,491,025	0.20	11.92
Money Market accounts	25,244,199	0.74	20.76
Club accounts	141,683	0.40	0.12
	57,636,361		47.40

Certificates of Deposits:
0.10% to 0.99%	16,313,120	0.69	13.42
1.00% to 1.99%	9,820,787	2.40	8.08
2.00% to 2.99%	9,820,787	1.34	27.40
3.00% to 3.99%	1,899,423	3.32	1.56
4.00% & Over	2,607,328	4.00	2.14

	63,952,530		52.60

	$121,588,891		100.0%

The aggregate amount of time deposits including certificates of deposits with a minimum denomination of $100,000 or more was approximately $25,001,000 and $19,172,000 at March 31, 2013 and 2012, respectively.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2012 and 2011

11.   DEPOSITS (Continued)

Scheduled maturities of certificates of deposits at March 31, 2013 and 2012 are as follows:

	March 31,
	2013		2012

2013	$		$35,483,437
2014		34,402,410	15,021,129
2015		10,485,591	7,108,129
2016		3,395,872	2,124,385
2017		3,653,130	3,725,308
2018		2,746,039	490,002

		$54,683,042	$63,952,530

The Bank held deposits from officers and directors of approximately $479,000 and $369,000 at March 31, 2013 and 2012, respectively. These transactions were on the same terms as those prevailing at the time of comparable transactions with other persons.

12.    LINE OF CREDIT FROM ATLANTIC CENTRAL BANKERS BANK

The Bank maintains a line of credit with Atlantic Central Bankers Bank at a rate to be determined by the lender when funds are borrowed. At March 31, 2013 and 2012, the outstanding balance on the unsecured line of credit was $ -0-.

13.   ADVANCES FROM FEDERAL HOME LOAN BANK

As of March 31, 2013, the Bank had a borrowing capacity in a combination of term advances and overnight borrowings of up to $11,383,000 at the FHLB of New York.

Specific repos and other securities, with balances approximating $11,900,000 and $11,700,000 at March 31, 2013 and 2012, respectively, were pledged to the FHLB of New York as collateral.

14.   INCOME TAXES

The Company is subject to federal income tax and New Jersey state income tax.

The Company and subsidiaries file a consolidated federal income tax return. The Company’s consolidated provision for income taxes for the years ended March 31, 2013 and 2012 consists of the following:

	Years Ended March 31,
	2013		2012
Income Tax Expense (benefit)
Current federal tax expense
Federal	$		$
State		3,000		3,000
Deferred tax (benefit)
Federal		(165,538)		(196,352)
State		(46,900)		(55,700)

Total		$(209,438)		$(249,052)

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

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

The consolidated provision for income taxes for the years ended March 31, 2013 and 2012 differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

	Years Ended March 31,
	2013	2012

Expected federal tax provision (benefit) at 34% rate	$(181,420)	$(252,619)
State income tax effect	(27,881)	3,709
Municipal bond interest	(137)	(142)

Income tax (benefit)	$(209,438)	$(249,052)

Effective tax rate (benefit)	(39.3%)	(33.5%)

A summary of deferred tax assets and liabilities as of March 31, 2013 and 2012 are as follows:

	March 31,
	2013	2012
Deferred tax assets:
Accrued pension costs	$5,500	$4,200
Accrued post retirement medical plan		1,700
Accrued retirement plan	9,400	15,700
Allowance for loan losses	333,800	413,100
Directors’ benefit plans	125,000	119,400
FASB 158 – unrecognized transition costs	47,200	28,400
Net operating loss carryforward	726,200	438,700
Unrealized losses on securities available-for-sale	4,000
Non accrual interest	39,100	44,000
Total deferred tax assets	$1,290,200	$1,065,200

Deferred tax liabilities:
Accumulated depreciation	$(61,800)	$(72,300)
Unrealized gains on securities available-for-sale		(1,900)

Total deferred tax liabilities	(61,800)	(74,200)

NET DEFERRED TAX ASSETS	$1,228,400	$991,000

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

14.  INCOME TAXES (Continued)

The Company accounts for uncertainties in income taxes in accordance with FASB ASC Topic 740 “Accounting for Uncertainty in Income Taxes”. ASC Topic 740 prescribes a threshold and measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that there are no significant uncertain tax positions requiring recognition in its financial statements.

In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense. Tax years 2009 through 2012 remain subject to examination by Federal and New Jersey taxing authorities.

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

The Company has federal net operating loss carryforwards of approximately $1,368,000 and state net operating loss carryforwards of approximately $3,357,000 at March 31, 2013.

15.   EMPLOYEE BENEFITS

Cash/Deferred Profit Sharing Plan

The Bank maintains a cash/deferred profit sharing plan covering all full time employees with one year of service and who are at least twenty-one years of age. Participants enter the Plan on the 1st of January or 1st of July subsequent to meeting the above requirements.

The Bank may contribute up to 10% of the annual compensation of each eligible employee. The Bank’s contribution to the plan was $-0- for the years ended March 31, 2013 and 2012.

Retirement Incentive Plan

A retired officer of the Bank is covered by a Retirement Incentive Plan that pays him $1,416.67 per month for ten years from the date of retirement at age sixty-five.

To fund the above benefit, the Bank has purchased and is the sole beneficiary of a life insurance policy on the life of the officer. The cash surrender value of this policy was $153,588 and $147,508 as of March 31, 2013 and 2012, respectively, and is reflected on the consolidated statement of financial position as Bank-owned life insurance.

Delanco Bancorp, Inc. 2008 Equity Incentive Plan

On May 19, 2008, the Board of Directors adopted, and the stockholders approved on August 18, 2008, the Delanco Bancorp, Inc. 2008 Equity Incentive Plan.

The Board of Directors has reserved a total of 112,141 shares of common stock for issuance upon the grant or exercise of awards made pursuant to the 2008 Plan. All the Company’s employees, officers, and directors are eligible to participate in the 2008 Plan. As of March 31, 2013, no awards have been made under the 2008 Plan.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

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

The estimated past service liability that will be amortized from accumulated other comprehensive income into net periodic pension costs over the next fiscal year is zero.

Net pension expense was $45,032 and $40,992 for years ended March 31, 2013 and 2012, respectively. The components of net pension cost are as follows:

	Years Ended March 31,
	2013	2012

Service cost	$8,488	$5,044
Interest cost	20,056	20,228
Return on assets	4,804	528
Net amortization and deferral	11,684	15,192

Net periodic pension cost	$45,032	$40,992

The following table presents a reconciliation of the funded status of the defined benefit pension plan at March 31, 2013 and 2012:

	March 31,
	2013	2012

Accumulated benefit obligation	$423,368	$408,263
Projected benefit obligation	438,352	416,352
Fair value of plan assets
Unfunded projected benefit obligation	438,352	416,352

The following table presents a reconciliation of benefit obligations and plan assets:

	March 31,
	2013	2012
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$416,352	$349,374
Service cost	8,488	5,044
Interest cost	20,056	20,228
Actuarial (gain) loss	24,587	62,757
Benefits paid	(31,131)	(21,051)
Benefit obligation at end of year	$438,352	$416,352

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

16.   BOARD OF DIRECTORS’ RETIREMENT PLAN (Continued)

	March 31,
	2013		2012
Change in Plan Assets
Fair value of Plan assets at beginning of year	$		$
Actual return on Plan assets
Employer contributions		31,131		21,051
Benefits paid		(31,131)		(21,051)
Fair value of Plan assets at end of year	$		$

Actuarial assumptions used in determining pension amounts are as follows:

	Years Ended March 31,
	2013	2012

Discount rate for periodic pension cost	5.00%	6.00%
Discount rate for benefit obligation	4.50%	5.00%
Rate of increase in compensation levels and social security wage base	2.00%	2.00%
Expected long-term rate of return on plan assets	N/A	N/A

17.   EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

In March 2007, the Company established an Employee Stock Ownership Plan (“ESOP”) covering all eligible employees as defined by the ESOP. The ESOP is a tax-qualified plan, designed to invest in the Company’s common stock, which provides employees with the opportunity to receive a funded retirement benefit based primarily on the value of the Company’s common stock. The Company accounts for its ESOP in accordance with FASB ASC 718-40-50.

To purchase the Company’s common stock, the ESOP borrowed $640,810 from the Company to purchase 64,081 shares of the Company’s common stock in the Company’s initial public offering. The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP over a period of up to 20 years. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. Compensation expense is recognized in accordance with FASB ASC Topic 718 for Compensation – Stock Compensation. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the current and all remaining scheduled future principal and interest payments.

All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loan is repaid. Unallocated common stock purchased by the ESOP is recorded as a reduction of stockholders’ equity at cost. As of March 31, 2013, the Company had allocated a total of 19,224 shares from the suspense account to participants. The Company recognized compensation expense related to the ESOP of $12,336 and $16,020 for the years ended March 31, 2013 and 2012, respectively.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

18.   EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation for the years ended March 31, 2013 and 2012:

	2013	2012
Numerator:
Net loss	$(324,151)	$(493,944)
Denominator:
Basic number of shares	1,589,868	1,586,664
Dilutive effect of options
Diluted number of shares	1,589,868	1,586,664
Loss per share:
Basic loss per share	$(0.20)	$(0.31)
Diluted loss per share	$(0.20)	$(0.31)

As of March 31, 2013, the Company did not have any outstanding stock options.

19.   FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013 and 2012, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

 Generally accepted accounting principles used in the United States establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels of hierarchy are as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets as of March 31, 2013 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement

	Level 1	Level 2	Level 3	Totals

Assets:
Securities available for sale:
Federal Home Loan Bank Bonds	$-	$1,496,380	$-	$1,496,380
Federal National Mortgage Association		488,438		488,438
Mutual Fund Shares	222,200			222,200
Totals	$222,200	$1,984,818	$-	$2,207,018

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

19.   FAIR VALUE MEASUREMENT (Continued)

Those assets as of March 31, 2012 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement

	Level 1	Level 2	Level 3	Totals

Assets:
Securities available for sale:
Mutual Fund Shares	$241,826	$-	$-	$241,826

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at the lower of cost or fair value of the collateral, based on independent appraisals, less cost to sell and would be categorized as Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. Thus the evaluations are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.

Summary of Non-Recurring Fair Value Measurements

	At March 31, 2013

	Level 1	Level 2	Level 3	Total

Impaired loans	$-	$6,345,635	$-	$6,345,635
Real estate owned		2,469,800		2,469,800
Total	$-	$8,815,435	$-	$8,815,435

	At March 31, 2012

	Level 1	Level 2	Level 3	Total

Impaired loans	$-	$8,630,741	$-	$8,630,741
Real estate owned		845,669		845,669
Total	$-	$9,476,410	$-	$9,476,410

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

19.   FAIR VALUE MEASUREMENT (Continued)

The fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value.

Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

			Fair Value Measurements at March 31, 2013
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$6,722,766	$6,722,766	$6,722,766	$-	$-
Investment and mortgage-backed securities held to maturity	20,137,886	20,285,670		20,285,670
Investment and mortgage-backed securities available for sale	2,217,032	2,207,018		2,207,018
Loans receivable, net	88,419,084	91,300,000			91,300,000
Accrued interest receivable	427,736	427,736	427,736
Federal Home Loan Bank stock	202,500	202,500	202,500
Bank owned life insurance	153,588	153,588	153,588

Liabilities:
Deposits – non-interest bearing	6,872,713	6,872,713	6,872,713
Deposits – interest bearing	110,161,401	111,233,000		111,233,000
Accrued interest payable	9,025	9,025	9,025
Advances from borrowers for taxes and insurance	366,604	366,604	366,604

	March 31, 2012
	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$6,649,685	$6,649,685
Investment and mortgage-backed securities held to maturity	17,457,498	17,606,748
Investment and mortgage-backed securities available for sale	237,096	241,826
Loans receivable, net	99,431,618	103,700,000
Accrued interest receivable	417,102	417,102
Federal Home Loan Bank stock	219,100	219,100
Bank owned life insurance	147,508	147,508

Liabilities:
Deposits – non-interest bearing	4,673,349	4,673,349
Deposits – interest bearing	116,915,542	117,530,651
Accrued interest payable	15,912	15,912
Advances from borrowers for taxes and insurance	399,920	399,920

Cash and Cash Equivalents – For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

19.   FAIR VALUE MEASUREMENT (Continued)

Investments and Mortgage-Backed Securities – The fair value of investment securities and mortgage-backed securities is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services.

Loans Receivable – The fair value of loans is estimated based on present value using the current market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying value that fair value is compared to is net of the allowance for loan losses and other associated premiums and discounts. Due to the significant judgment involved in evaluating credit quality, loans are classified within level 3 of the fair value hierarchy.

Accrued Interest Receivable – For accrued interest receivable, the carrying amount is a reasonable estimate of fair value.

Federal Home Loan Bank (FHLB) Stock – Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

Bank Owned Life Insurance – The fair value of bank owned life insurance is based on the cash surrender value obtained from an independent advisor that are derivable from observable market inputs.

Deposits – The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, and NOW and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Accrued Interest Payable – For accrued interest payable, the carrying amount is a reasonable estimate of fair value.

Advances from Borrowers for Taxes and Insurance – For advances from borrowers for taxes and insurance, the carrying amount is a reasonable estimate of fair value.

Commitments to Extend Credit and Letters of Credit – The majority of the Bank’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower.

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

Financial instruments whose contract amount represents credit risk were as follows:

	March 31,
Commitments to Extend Credit	2013	2012

Home equity lines of credit	$4,783,000	$4,319,000
Commercial lines of credit	1,060,000	968,000
Standby letters of credit	50,000	50,000
	$5,893,000	$5,337,000

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

20.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (Continued)

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

The Bank has not been required to perform on any financial guarantees during the past two years. The Bank did not incur any losses on its commitments in either 2013 or 2012.

21.   COMMITMENTS AND CONTINGENT LIABILITIES

The Bank is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

 The Bank had outstanding commitment to originate loans as of March 31, 2013 as follows:

	March 31, 2013
	Fixed- Rate	Variable- Rate	Total

Construction	$42,435	$-	$42,435

22.   RELATED PARTY TRANSACTIONS

The Bank obtained legal services, insurance products and website services from other entities which were affiliated with Directors of the Bank. The aggregate payment for these products and services amounted to $127,366 and $130,551, for the years ended March 31, 2013 and 2012, respectively. The Bank also recognized management fee income from a related party of $16,200 and $ -0- for the years ended March 31, 2013 and 2012, respectively.

23.   REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of Currency (OCC). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

23.   REGULATORY CAPITAL (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes that, as of March 31, 2013, the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2013, the Bank exceeded all regulatory capital requirements necessary to be considered a “well capitalized” bank, but was classified as “adequately capitalized” because it was subject to a written agreement with the OCC. To remain categorized as adequately capitalized, the Bank would have to maintain minimum total risk-based, Tier I risk-based, Tier I leverage and Tangible Capital to adjusted total assets ratios as disclosed in the table below.

The Bank’s actual and required capital amounts and ratios as of March 31, 2013 and 2012 are as follows:

	Actual		For Capital Adequacy Purposes and to Be Adequately Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio
As of March 31, 2013:
Total Risk-Based Capital (to Risk-Weighted Assets)	$10,941,000	14.67%	≥$	5,968,320	≥	8.0%
Tier I Capital (to Risk-Weighted Assets)	10,007,000	13.41%	≥	2,984,160	≥	4.0%
Tier I Capital (to Adjusted Total Assets)	10,007,000	7.79%	≥	5,138,360	≥	4.0%
Tangible Capital (to Adjusted Total Assets)	10,007,000	7.79%	≥	1,926,885	≥	1.5%

	Actual		For Capital Adequacy Purposes and to Be Adequately Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio
As of March 31, 2012:
Total Risk-Based Capital (to Risk-Weighted Assets)	$11,615,000	14.13%	≥$	6,576,160	≥	8.0%
Tier I Capital (to Risk-Weighted Assets)	10,586,000	12.88%	≥	3,288,080	≥	4.0%
Tier I Capital (to Adjusted Total Assets)	10,586,000	7.93%	≥	5,342,400	≥	4.0%
Tangible Capital (to Adjusted Total Assets)	10,586,000	7.93%	≥	2,003,400	≥	1.5%

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

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

24.  REGULATORY MATTERS

The Bank is party to a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”) dated November 21, 2012. The Agreement supersedes and terminates the Order to Cease and Desist issued by the Office of Thrift Supervision on March 17, 2010.

The Agreement requires the Bank to take the following actions:

●

prepare a three-year strategic plan that establishes objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, liability structure, reduction in the volume of nonperforming assets, and product line development;

●

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

●	prepare a criticized asset plan that will include strategies, targets, and timeframes to reduce the Bank’s level of criticized assets;

●	implement a plan to improve the Bank’s credit risk management and credit administration practices;

●	implement programs and policies related to the Bank’s allowance for loan and lease losses, liquidity risk management, independent loan review and other real estate owned;

●	review the capabilities of the Bank’s management to perform present and anticipated duties and to recommend and implement any changes based on such assessment;

●	not pay any dividends or make any other capital distributions without the prior written approval of the OCC;

●	not make any severance or indemnification payments without complying with regulatory requirements regarding such payments; and

●	comply with prior regulatory notification requirements for any changes in directors or senior executive officers.

The Agreement will remain in effect until terminated, modified, or suspended in writing by the OCC.

The written agreement does not require the Bank to maintain any specific minimum regulatory capital ratios. However, by letter dated January 2, 2013, the OCC established higher individual minimum capital requirements for the Bank. Specifically, the Bank must maintain Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 capital at least equal to 12% of risk-weighted assets, and total capital at least equal to 13% of risk-weighted assets. At March 31, 2013, the Bank’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk based-capital ratio were 7.79%, 13.41% and 14.67%, respectively.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

25.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

The following presents the changes in the accumulated balances for each component of other comprehensive income (loss):

	Unrealized Gains (Loss) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)

Beginning balance	$2,838	$(42,537)	$(39,699)
Current year other comprehensive loss	(8,847)	(28,222)	(37,069)

Ending balance	$(6,009)	$(70,759)	$(76,768)

26.   SUBSEQUENT EVENT – CONVERSION AND STOCK OFFERING

On May 28, 2013, the Company, the Bank and Delanco MHC adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”) pursuant to which the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion, (i) Delanco MHC will merge with and into the Company with the Company as surviving entity (the “MHC Merger”), (ii) the Company will merge with and into new Delanco Bancorp, Inc. (the “Holding Company”), a newly formed New Jersey corporation, with the Holding Company as the surviving entity, (iii) the Bank will become a wholly-owned subsidiary of the Holding Company, (iv) the shares of common stock of the Company held by persons other than Delanco MHC will be converted into shares of common stock of the Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, (v) the Holding Company will offer and sell shares of common stock to certain depositors and borrowers of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.

In connection with the conversion and offering, shares of the Company’s common stock currently owned by Delanco MHC will be canceled and new shares of common stock, representing the 55.0% ownership interest of Delanco MHC, will be offered for sale by the Holding Company. Concurrent with the completion of the conversion and offering, the Company’s existing public shareholders will receive shares of the Holding Company’s common stock for each share of the Company’s common stock they own at that date, based on an exchange ratio to ensure that they will own approximately the same percentage of the Holding Company’s common stock as they owned of the Company’s common stock immediately prior to the conversion and offering.

At the time of conversion, liquidation accounts shall be established in an amount equal to the percentage of the outstanding shares of the Company owned by Delanco MHC before the MHC Merger, multiplied by the Company’s total stockholders’ equity as reflected in the latest statement of financial condition contained in the final offering prospectus for the conversion, plus the value of the net assets of Delanco MHC as reflected in the latest statement of financial condition of Delanco MHC before the effective date of the conversion. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders (collectively, “eligible depositors”) who continue to maintain their deposit accounts in the Bank after the conversion. In the event of a complete liquidation of the Bank or the Bank and the Holding Company (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. Neither the Holding Company nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements applicable to the Bank or the Holding Company.

Delanco Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

26.   SUBSEQUENT EVENT – CONVERSION AND STOCK OFFERING (Continued)

The transactions contemplated by the Plan of Conversion are subject to approval by the shareholders of the Company, the members of Delanco MHC and the Board of Governors of the Federal Reserve System. Meetings of the Company’s shareholders and Delanco MHC’s members are expected to be held to approve the Plan of Conversion in the third calendar quarter of 2013. If the conversion and offering are completed, eligible conversion and offering costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed.