Form 10-Q
period 2013-06-30
Delanco Bancorp, Inc
filed 2013-08-15
CIK 1382413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

No ☒

As of August 12, 2013 there were 1,634,725 shares of the registrant’s common stock outstanding.

DELANCO BANCORP, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	June 30, 2013	March 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and amounts due from banks	$503,847	$506,921
Interest-bearing deposits	4,150,012	6,215,845
Total cash and cash equivalents	4,653,859	6,722,766
Investment securities:
Securities held-to-maturity (fair value $24,784,858 and $20,285,670 at June 30, 2013 and March 31, 2013, respectively)	25,930,239	20,137,886
Securities available-for-sale (amortized cost of $2,209,613 and $2,217,032 at June 30, 2013 and March 31, 2013, respectively)	2,079,362	2,207,018
Total investment securities	28,009,601	22,344,904
Loans, net of allowance for loan losses of $1,023,614 at June 30, 2013 (unaudited), $1,032,818 at March 31, 2013	86,084,478	88,419,084
Accrued interest receivable	447,360	427,736
Premises and equipment, net	6,786,771	6,855,000
Federal Home Loan Bank, at cost	181,300	202,500
Deferred income taxes	1,290,100	1,228,400
Bank-owned life insurance	159,398	153,588
Prepaid and refundable income taxes	500	─
Real estate owned	2,155,566	2,469,800
Other assets	299,199	590,804
Total assets	$130,068,132	$129,414,582

LIABILITIES
Deposits
Non-interest bearing deposits	$6,955,949	$6,872,713
Interest bearing deposits	110,962,425	110,161,401
Total deposits	117,918,374	117,034,114

Accrued interest payable	7,446	9,025
Advance payments by borrowers for taxes and insurance	373,818	366,604
Other liabilities	417,207	610,259
Total liabilities	118,716,845	118,020,002

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized; no shares issued
Common stock, $.01 par value, 7,000,000 shares authorized; 1,634,725 shares issued and outstanding	16,347	16,347
Additional paid-in capital	6,570,852	6,570,852
Retained earnings, substantially restricted	5,366,426	5,332,716
Unearned common stock held by employee stock ownership plan	(448,567)	(448,567)
Accumulated other comprehensive (Loss)	(153,771)	(76,768)
Total stockholder’s equity	11,351,287	11,394,580
Total liabilities and stockholders’ equity	$130,068,132	$129,414,582

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three months Ended June 30,
	2013	2012
INTEREST INCOME
Loans	$1,046,426	$1,193,712
Investment securities	159,343	149,838
Total interest income	1,205,769	1,343,550

INTEREST EXPENSE
Interest-bearing checking accounts	10,090	9,046
Passbook and money market accounts	32,862	52,568
Certificates of deposits	161,577	241,514
Federal Home Loan Bank Advances	─	─
Total interest expense	204,529	303,128

Net interest income	1,001,240	1,040,422
Provision for loan losses	90,000	80,000
Net interest income after provision for loan losses	911,240	960,422

NON-INTEREST INCOME
Income from bank-owned life insurance	5,809	6,080
Gain (loss) on sale of real estate owned	(34,096)	869
Service charges	35,035	30,688
Rental income	38,278	24,426
Other	4,241	4,931
Total non-interest income	49,267	66,994

NON-INTEREST EXPENSE
Salaries and employee benefits	395,144	414,694
Advertising	5,912	5,876
Office supplies, telephone and postage	15,696	22,532
Loan expenses	62,548	72,075
Net occupancy expense	151,107	173,167
Real estate owned loss reserve	─	25,000
Federal insurance premiums	53,447	53,920
Data processing expenses	56,122	53,631
ATM expenses	6,917	6,408
Bank charges and fees	17,034	17,673
Insurance and surety bond premiums	21,382	19,536
Dues and subscriptions	4,588	4,293
Professional fees	69,537	66,337
Real estate owned expense	40,127	15,340
Other	21,436	32,191
Total non-interest expense	920,997	982,673

INCOME BEFORE INCOME TAX EXPENSE	39,510	44,743

Income taxes expense (benefit)	5,800	(4,796)

NET INCOME	$33,710	$49,539
INCOME PER COMMON SHARE	$0.02	$0.03

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

Three Months Ended

	June 30, 2013	June 30, 2012

Net income	$33,710	$49,539

Other comprehensive income, net of tax unrealized income arising from available for sale securities during period	(72,143)	2,266

Postretirement benefit plan adjustment	(4,860)	(28,222)

Comprehensive income (loss)	$(43,293)	$23,583

See Notes to the Unaudited Consolidated Financial Statements

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock				Unearned Employee	Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stock Ownership Plan	Other-Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balance at March 31, 2013	1,634,725	$16,347	$6,570,852	$5,332,716	$ (448,567)	$(76,768)	$11,394,580
Comprehensive income				33,710			33,710	$33,710
Net income
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of ($48,095)						(72,143)	(72,143)	(72,143)
Post retirement benefit plan adjustment net of deferred taxes of ($3,239 )						(4,860)	(4,860)	(4,860)
Total comprehensive income								$(43,293)
Balance at June 30, 2013	1,634,725	$16,347	$6,570,852	$5,366,426	$(448,567)	$ (153,771)	$11,351,287

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three months Ended June 30,
	2013	2012
Cash flow from operating activities
Net Income	$33,710	$49,539
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(18,464)	(52,582)
Depreciation	68,229	67,709
Discount accretion net of premium amortization	4,069	587
Provision for loan losses	90,000	80,000
Income from bank owned life insurance	(5,809)	(6,080)
Loss (gain) on sale of real estate owned	34,096	(869)
Changes in operating assets and liabilities
(Increase) decrease in:
Accrued interest receivable	(19,624)	(42,473)
Other assets	291,606	86,789
Prepaid income taxes	(500)	160,250
Increase (decrease) in:
Accrued interest payable	(1,579)	(3,759)
Other liabilities	(193,053)	(20,526)
Net cash provided by operating activities	$282,681	$318,585

Cash flows from investing activities
Proceeds of securities available for sale	7,418	4,740
Purchases of securities held-to-maturity	(8,022,500)	(8,500,000)
Proceeds from maturities and principal repayments of securities held-to-maturity	2,226,077	4,143,653
Purchase of investment required by law – stock in Federal Home Loan Bank	21,200	16,600
Proceeds from sale of real estate owned	212,444	116,436
Net decrease in loans	2,312,299	4,872,671
Purchases of premises and equipment	─	(13,895)
Net cash provided by(used in) investing activities	$(3,243,062)	$640,205

Cash flows from financing activities
Net increase in deposits	884,260	8,970
Net (increase) decrease in advance payments by borrowers for taxes and insurance	7,214	(12,804)
Increase in Federal home Loan Bank Advances	─	─
Net cash provided by (used) in financing activities	$891,474	$(3,834)

	Three months Ended June 30,
	2013		2012

Net (increase) decrease in cash and cash equivalents		$(2,068,907)	$954,956

Cash and cash equivalents, beginning of the period		6,722,766	6,649,685

Cash and cash equivalents, end of period		$4,653,859	$7,604,641

Supplemental Disclosures:

Cash paid during the period for interest		$206,108	$307,209

Cash paid during the period for income taxes		$500	$500

Loans transferred to foreclosed real estate during the period	$	─	$176,113

Net change in unrealized gain on securities available-for-sale net of tax		$(72,143)	$2,266

See Notes to the Unaudited Consolidated Financial Statements.

DELANCO BANCORP, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

June 30, 2013

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of Delanco Bancorp, Inc. (the “Company”) included in the Company’s annual report on Form 10-K for the year ended March 31, 2013.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,
	2013	2012
Numerator	$33,710	$49,539
Denominators:
Basic shares outstanding	1,589,868	1,586,664
Effect of dilutive securities
Dilutive shares outstanding	1,589,868	1,586,664
Earnings per share:
Basic	$0.02	$0.03
Dilutive	$0.02	$0.03

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

The Agreement does not require the Bank to maintain any specific minimum regulatory capital ratios. However, in connection with its most recent examination, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8%, a Tier 1 capital to risk-weighted assets ratio of at least 12% and a total capital to risk-weighted assets ratio of at least 13%. The Bank's ratios of Tier 1 capital to adjusted total assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets at June 30, 2013 were 8.00%, 14.08% and 15.33%, respectively.

The Bank continues to work with its borrowers where possible and is pursuing legal action where the ability to work with the borrower does not exist.  As of June 30, 2013, the Bank has entered into formal forbearance agreements with four relationships totaling $850 thousand that require current payments while the borrowers restructure their finances.

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

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

●	Level 1	Level 1 input are unadjusted quoted prices in active markets for identical assets or liabilities.

●	Level 2	Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.

●	Level 3	Level 3 inputs are unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
June 30, 2013
Available-for-sale securities	$─	$2,079	$─

March 31, 2013
Available-for-sale securities	$─	$2,207	$─

Assets and Liabilities on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2013 and March 31, 2013 are as follows (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
June 30, 2013
Impaired loans	$─	$─	$5,797
Real estate owned	─	─	2,156
Total	$─	$─	$7,953

March 31, 2013
Impaired loans	$─	$─	$6,346
Real estate owned	─	─	2,470
Total	$─	$─	$8,816

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

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at June 30, 2013 and March 31, 2013 was as follows:

	June 30, 2013
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$4,654	$4,654	$	─	$	─
Investment securities	28,140	─		26,865	─
Loans – net	86,084	─		─		87,469
FHLB stock	181	181		─		─
Accrued interest receivable	447	447		─		─
Bank–owned life insurance	159	159		─		─
Real estate owned	2,156	─		─		2,156
Total financial assets	$121,821	$5,441		$26,865		$89,625

Financial Liabilities:
Deposits	$117,918	$6,956		$111,947	$	─
Advance payments by borrowers for taxes and insurance	374	374		─		─
Accrued interest payable	7	7		─		─
Total financial liabilities	$118,299	$7,337		$111,947	$	─

	March 31, 2013
	Carrying Amount	Level 1	Level 2		Level 3
(Dollars in Thousands)

Financial Assets:
Cash and cash equivalents	$6,723	$6,723	$	─	$	─
Investment securities	22,355	─		22,493		─
Loans – net	88,419	─		─		91,300
FHLB stock	203	203		─		─
Accrued interest receivable	428	428		─		─
Bank–owned life insurance	154	154		─		─
Real estate owned	2,470	─		─		2,470
Total financial assets	$120,752	$7,508		$22,493		$93,770

Financial Liabilities:
Deposits	$117,034	$6,873		$111,233	$	─
Advance payments by borrowers for taxes and insurance	367	367		─		─
Accrued interest payable	9	9		─		─
Total financial liabilities	$117,410	$7,249		$111,233	$	─

	June 30, 2013			March 31, 2013
	Contract Value	Estimated Fair Value		Contract Value	Estimated Fair Value
Off-balance sheet instruments
Commitments to extend credit	$6,128	$	─	$5,893	$	─

(9)	Loans

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

Loans at June 30, 2013 and March 31, 2013 are summarized as follows (dollars in thousands):

	June 30, 2013	March 31, 2013

Residential (one-to four-family) real estate	65,278	66,598
Multi-family and commercial real estate	11,512	12,402
Commercial	1,120	1,166
Home equity	8,338	8,361
Consumer	922	960
Construction	50	83
Total loans	87,220	89,570
Net deferred loan origination fees	(113)	(118)
Allowance for loan losses	(1,023)	(1,033)
Loans, net	86,084	88,419

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At June 30, 2013, the loans-to-one-borrower limitation was $1.7 million; this excluded an additional 10% of adjusted capital funds or approximately $1.1 million, which may be loaned if collateralized by readily marketable securities. At June 30, 2013, there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded the Bank’s loans to-one-borrower limitations of 15% of capital funds.

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

The following table represents loans by credit quality indicator at June 30, 2013 (dollars in thousands):

	Pass	Special Mention Loans	Classified Loans	Non- Performing Loans	Total
Residential real estate	$62,635	$304	$145	$2,194	$65,278
Multi-family and commercial real estate	7,558	172	464	3,318	11,512
Commercial	649	251	34	186	1,120
Home equity	8,289	─	─	49	8,338
Consumer	922	─	─	─	922
Construction	─	─	─	50	50
	$80,053	$727	$643	$5,797	$87,220

The following table represents past-due loans as of June 30, 2013 (dollars in thousands):

	30-59 Days Past Due	60- 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loan Balances
Residential real estate	$1,223	$800	$1,443	$3,466	$61,812	$65,278
Multi-family and commercial real estate	525	609	2,183	3,317	8,195	11,512
Commercial	─	─	186	186	934	1,120
Home Equity	128	─	49	177	8,161	8,338
Consumer	17	6	─	23	899	922
Construction	─	─	─	─	50	50

Total Loans	$1,893	$1,415	$3,861	$7,169	$80,051	$87,220

Percentage of Total Loans	2.17%	1.62%	4.43%	8.22%	91.78%	100.00%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same for non-accrual loans discussed above. At June 30, 2013, the Bank had 21 loan relationships totaling $3.9 million in non-accrual loans as compared to 25 relationships totaling $4.4 million at March 31, 2013. The average balance of impaired loans totaled $6.0 million for the three months ended June 30, 2013 as compared to $7.2 million for the year ended March 31, 2013, and interest income recorded on impaired loans for the three months ended June 30, 2013 totaled $42 thousand as compared to $168 thousand for the year ended March 31, 2013.

The following table represents data on impaired loans at June 30, 2013 and March 31, 2013 (dollars in thousands):

	June 30, 2013		March 31, 2013
Impaired loans for which a valuation allowance has been provided	$	─	$	─
Impaired loans for which no valuation allowance has been provided		5,797		6,346
Total loans determined to be impaired		$5,797		$6,346
Allowance for loans losses related to impaired loans	$	─	$	─
Average recorded investment in impaired loans		$6,087		$7,245
Cash basis interest income recognized on impaired Loans		$42		$168

The following table presents impaired loans by portfolio class at June 30, 2013 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,233	$2,194	$	─	$2,372	$25
Multi-family and commercial real estate	3,317	3,318		─	3,319	16
Commercial	186	186		─	219	─
Home equity	49	49		─	127	─
Consumer		─		─		─
Construction	50	50		─	50	1

Subtotal	$5,835	$5,797	$	─	$6,087	$42

The following table presents impaired loans by portfolio class at March 31, 2013) (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance		Average Recorded Investment	Interest Income Recognized While On Impaired Statues
Impaired loans with no valuation allowance:
Residential real estate	$2,255	$2,223	$	─	$2,774	$83
Multi-family and commercial real estate	3,550	3,550		─	4,106	62
Commercial	235	235		─	172	8
Home equity	287	287		─	138	11
Consumer	─	─		─	3	─
Construction	51	51		─	52	4

Subtotal	$6,378	$6,346	$	─	$7,245	$168

The following table represents nonaccrual loans as of June 30, 2013 and March 31, 2013 (dollars in thousands):

	June 30, 2013	March 31, 2013
Non-accrual loans:
Residential real estate	$894	$992
Multi-family and commercial real estate	1,187	1,302
Commercial	186	235
Consumer	─	─
Home Equity	49	287
Construction	─	─
Total non-accrual loans	$2,316	$2,816

Troubled Debt Restructurings:
In non-accrual status:
Residential real estate	$549	$550
Multi-family and commercial real estate	996	1,001
Commercial	─	─
Consumer	─	─
Home Equity	─	─
Construction	─	─
Total troubled debt restructurings in non-accrual status	$1,545	$1,551
Performing under modified terms:
Residential real estate	751	788
Multi-family and commercial real estate	1,135	1,139
Commercial	─	─
Consumer	─	─
Home Equity	─	─
Construction	50	51
Total troubled debt restructurings performing under modified terms:	1,936	1,978
Total troubled debt restructurings	3,481	3,529
Total non-performing loans	5,797	6,345
Real estate owned	2,156	2,470
Total non-performing assets	$7,953	$8,815

Non-performing loans as a percentage of loans	6.65%	7.08%
Non-performing assets as a percentage of loans and real estate owned	8.91%	9.58%
Non-performing assets as percentage of total assets	6.11%	6.81%

During the three months ended June 30, 2013, the Bank experienced a $506 thousand net decrease in non-accrual loans. This change reflects the downgrading of two loan relationships to non-accrual status totaling $85 thousand during the three months ended June 30, 2013. The downgraded loans consisted of one residential mortgage totaling $77 thousand and one home equity loan totaling $8 thousand. These additions to the non-accruals were offset by one residential mortgage for $140 thousand and one home equity loan in the amount of $463 that were paid in full, two home equity loans totaling $245 thousand that returned to accruing status, a residential mortgage loan totaling $145 thousand that was paid through a short sale, two commercial real estate loans that were partially charged off by $10 thousand due to valuation updates and one commercial loan totaling $49 thousand that was charged off.

The following table presents troubled debt restructurings that occurred during the periods ended June 30, 2013 and March 31, 2013 and loans modified as troubled debt restructurings within the previous three and 12 month period and for which there was a payment default during the period.

	June 30, 2013					March 31, 2013
		Outstanding Recorded Investment					Outstanding Recorded Investment
	Number of Contracts	Pre- Modification		Post- Modification		Number of Contracts	Pre- Modification	Post- Modification
Troubled debt restructurings:
Residential real estate	─	$	─	$	─	2	$339	$486

	Number of Contracts	Recorded Investment		Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Residential real estate	─	$	─	1	$75

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the periods ended June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
Balance, beginning of period	$2,470	$846
Additions from loan foreclosures	─	2,650
Additions from capitalized costs	─	3
Dispositions of REO	(280)	(820)
Gain (loss) on sale of REO	(34)	(152)
Valuation adjustments in the period	─	(57)

Balance, end of period	$2,156	$2,470

The following table presents the changes in fair value adjustments to REO for the periods ended June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
Balance, beginning of period	$72	$104
Valuation adjustments added in the period	─	57
Valuation adjustments on disposed properties during the period	(7)	(89)

Balance, end of period	$65	$72

The following table sets forth with respect to the Bank’s allowance for losses on loans (dollars in thousands):

	June 30, 2013	March 31, 2013

Balance at beginning of period	$1,033		$1,161
Provision:
Commercial	50		4
Commercial real estate	13		587
Residential real estate	36		20
Home Equity	1		19
Consumer	(9)		14
Construction	(1)		(4)

Total Provision	$90		$640

Charge-Offs:
Commercial	$49	$	─
Commercial Real Estate	10		686
Residential real estate	46		27
Home Equity	─		29
Consumer	─		66
Recoveries	(6)		(40)
Total Net Charge-Offs	99		768
Balance at end of period	$1,024		$1,033
Period-end loans outstanding	$87,220		$89,570
Average loans outstanding	$89,667		$95,122

Allowance as a percentage of period-end loans	1.17%		1.15%
Net charge-offs as a percentage of average loans	0.11%		0.81%

Additional details for changes in the allowance for loan by loan portfolio as of June 30, 2013 are as follows (dollars in thousands):

Allowance for Loan Losses

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer		Construction		Total
Balance, beginning of year	$44	$378	$485	$48		$77		$1	$1,033
Loan charge-offs	(49)	(10)	(46)	─		─		─	(105)
Recoveries	─	1	─	─		5		─	6
Provision for loan losses	50	13	36	1		(9)		(1)	90

Balance, end of period	$45	$382	$475	$49		$73	$	─	$1,024

Ending balance for loans individually evaluated for impairment	$186	$2,182	$2,364	$49	$	─	$	─	$4,781
Ending balance for loans collectively evaluated for impairment	$934	$9,330	$62,914	$8,289		$922		$50	$82,439

Loans receivable:
Ending balance	$1,120	$11,512	$65,278	$8,338		$922		$50	$87,220
Ending balance: loans individually evaluated for impairment	$186	$2,182	$2,364	$49	$	─	$	─	$4,781
Ending balance: loans collectively evaluated for impairment	$934	$9,330	$62,914	$8,289		$922		$50	$82,439

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

For the three months ending June 30, 2013, the Bank experienced one full charge-off relating to one loan relationship totaling $49 thousand and three partial charge-offs related to two relationships totaling $56 thousand as compared to two charge-offs relating to two loan relationships totaling $66,510 and twelve partial charge-offs relating to twelve loan relationships totaling $741,699 for the year ended March 31, 2013.

At June 30, 2013, the Bank maintained an allowance for loan loss ratio of 1.17% to loans outstanding. Non-performing assets have decreased by $863 thousand over their stated levels at March 31, 2013, representing a non-performing asset to total asset ratio of 6.11% at June 30, 2013 as compared to a non-performing asset to total asset ratio of 6.81% at March 31, 2013.

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

(10)     Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values as of June 30, 2013 and March 31, 2013 are as follows:

	Held-to-Maturity June 30, 2013
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
(Dollars in Thousands)
Federal Farm Credit Bank Bond	$5,444	$	─	$(340)	$5,104
Federal Home Loan Bank Bonds	6,591		1	(396)	6,196
Federal Home Loan Mortgage	1,997		─	(134)	1,863
Corporation Bonds
Federal National Mortgage Association	9,498		18	(412)	9,104
Municipal Bond	587		5	─	592
	24,117		24	(1,282)	22,859
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	814		49	(1)	862
Federal National Mortgage Association	717		56	─	773
Government National Mortgage Corporation	282		10	(1)	291
	1,813		115	(2)	1,926
Total	$25,930		$139	$(1,284)	$24,785

	Held-to-Maturity March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)

Federal Home Loan Bank Bonds	$4,591	$5	$(18)	$4,578
Federal Farm Credit Bonds	3,444	1	(16)	3,429
Federal Home Loan Mortgage
Corporation Bonds	500		(2)	498
Federal National Mortgage Association Bond	9,500	49	(10)	9,539
Municipal Bond	64	─	─	64
	18,099	55	(46)	18,108

Mortgage-backed securities:

Federal Home Loan Mortgage Corporation	965	65	─	1,030
Federal National Mortgage Association	781	64	─	845
Government National Mortgage Corporation	293	11	(1)	303
	2,039	140	(1)	2,178

Total	$20,138	$195	$(47)	$20,286

	Available for Sale June 30, 2013
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Federal Home Loan Bank Bonds	$1,500	$	─	$(76)	$1,424
Federal National Mortgage Association Bond	500		─	(51)	449
Mutual Fund Shares	210		─	(3)	207
	$2,210	$	─	$(130)	$2,080

	Available for Sale March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Home Loan Bank Bonds	$1,500	$1	$(5)	$1,496
Federal National Mortgage Association Bond	500	─	(11)	489
Mutual Fund Shares	217	5	─	222
	$2,217	$6	(16)	$2,207

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of June 30, 2013 and March 31, 2013:

	June 30, 2013
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost		Fair Value
(Dollars in Thousands)
Amounts maturing in:
One year or less	$587	$592	$	─	$	─
After one year through five years	1,004	1,014		─		─
After five years through ten years	6,419	6,130		─		─
After ten years	17,920	17,049		2,000		1,873
Equity securities				210		207
	$25,930	$24,785		$2,210		$2,080

	March 31, 2013
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost		Fair Value
(Dollars in Thousands)
Amounts maturing in:
One year or less	$64	$64	$	─	$	─
After one year through five years	1,005	1,029		─		─
After five years through ten years	6,422	6,418		─		─
After ten years	12,647	12,775		2,000		1,985
Equity securities	─	─		217		222
	$20,138	$20,286		$2,217		$2,207

The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at June 30, 2013 and March 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2013
	Less Than 12 Months		12 Months or Greater				Total
	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses

(Dollars in Thousands)

Federal Home Loan Bank Bonds	$7,119	$(472)	$	─	$	─	$7,119	$(472)
Federal Farm Credit Bonds	5,104	(340)		─		─	5,104	$(340)
Federal Home Loan Mortgage Corporation Bonds	1,863	(134)		─		─	1,863	(134)
Federal National Mortgage Association	9,035	(463)		─		─	9,035	(463)
	23,121	(1,409)		─		─	23,121	$(1,409)
Mortgage-Backed Securities:

Federal Home Loan Mortgage Corporation	$211	$(1)	$	─	$	─	$211	$(1)
Federal National Mortgage Association	─	─		─		─	─	─
Government National Mortgage Corporation	32	(1)		─		─	32	(1)
	243	(2)		─		─	243	$(2)

Mutual Fund Shares	210	(3)		─		─	210	$(3)
	210	(3)		─		─	210	(3)
Total	$23,574	$(1,414)	$	─	$	─	$23,574	$(1,414)

	March 31, 2013
	Less Than 12 Months				12 Months or Greater				Total
	Fair Value		Gross Unrealized Losses		Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses

(Dollars in Thousands)

Federal Home Loan Bank Bonds		$2,454		$(22)	$	─	$	─	$2,454	$(22)
Federal Farm Credit Bonds		2,428		(17)		─		─	2,428	(17)
Federal Home Loan Mortgage Corporation Bonds		498		(2)		─		─	498	(2)
Federal National Mortgage Association		1,979		(21)		─		─	1,979	(21)
		7,359		(62)					7,359	(62)
Mortgage-Backed Securities:

Government National Mortgage Corporation	$	─	$	─		$31		$(1)	$31	$(1)
Total		$7,359		$(62)		$31	$	(1)	$7,390	$(63)

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

At June 30, 2013, the 50 debt securities with unrealized losses have depreciated 5.0% from the Bank’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended June 30, 2013 and 2012 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at June 30, 2013 were $130.1 million, an increase of $653 thousand from total assets of $129.4 million at March 31, 2013. Total liabilities increased $697 thousand from $118.0 million at March 31, 2013 to $118.7 million at June 30, 2013. Total stockholders’ equity decreased $44 thousand to $11.4 million at March 31, 2013, reflecting a $72,000 decrease in other comprehensive income, partially offset by net income of $33,000.

Loans. At June 30, 2013, total loans, net, were $86.1 million, or 66.2% of total assets. Overall loans decreased by $2.3 million, primarily due to payoffs of loans exceeding new loan production for the quarter. Commercial and multi-family real estate loans decreased by $891 thousand, residential real estate loans decreased by $1.3 million, home equity loans decreased by $28 thousand and commercial loans decreased by $46 thousand.

Total nonperforming loans at June 30, 2013 decreased $549 thousand from March 31, 2013 primarily due to a decrease in non-accrual loans as a result of the payoff of two residential loans totaling $285 thousand and one consumer loan of $463, the return to current status on two home equity loans totaling $245 thousand and the charge-off of one commercial loan in the amount of $49 thousand, partially offset by the addition of two residential mortgages totaling $83 thousand to non-accrual status.

Securities. The investment securities portfolio was $28.0 million, or 21.5% of total assets, at June 30, 2013. At that date, 6.5% of the investment portfolio was invested in mortgage-backed securities, while the remainder was invested primarily in U.S. Government agency and other debt securities. Investment securities increased $5.7 million compared to March 31, 2013. The increase was primarily due to purchases of debt securities.

Deposits. Total deposits were $117.9 million at June 30, 2013, an increase of $884 thousand compared to March 31, 2013. Deposits increased as we made a conscious effort to attract core deposits and reduce our reliance on high costing time deposits. Core deposits grew for the three months by $2.0 million while time deposits decreased by $1.1 million.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Financial Highlights. Net income for the three months ended June 30, 2013 was $33 thousand as compared to net income of $50 thousand for the same period in the prior year. The decrease in net income for the three month period was primarily the result of lower net interest income, a slight increase in the provision for loan losses and lower noninterest income, which were partially offset by lower noninterest expenses.

Net Interest Income. Net interest income decreased $40 thousand to $1.0 million for the three months ended June 30, 2013 from $1.0 million for the three months ended June 30, 2012. Delanco Federal saw a decrease in both the interest rate spread (13 basis points) and net interest margin (1 basis point) for the three month period compared to the prior year period. The lower volume of interest-earning assets combined with lower rates earned on assets resulted in a 10.3% decrease in total interest income for the three months ending June 30, 2013 compared to the three months ended June 30, 2012. Total interest expense decreased by 32.3% between the same periods.

Average loans in the three months ended June 30, 2013 decreased $8.7 million, or 9.0%, compared with the same period in 2012, driven primarily by payoffs of higher yielding loans. Average investment securities in the three months ended June 30, 2013 increased $5.1 million, or 24.1%, compared to the same period in 2012. The increase in the investment portfolio was due to purchases of debt securities. Declining interest rates decreased the average yield on earning assets to 4.05% for the three months ended June 30, 2013, compared with 4.42% for the same period in 2012.

Average interest-bearing deposits in the three months ended June 30, 2013 decreased $4.1 million or 3.5%, compared with the same period in 2012. Declining interest rates decreased the average cost of deposits to 0.73%, compared with 0.97% for the same period in 2012.

Provision for Loan Losses. Following a review of the adequacy of the remaining allowance after impaired loan charges and other charge-offs, Delanco Federal’s loan committee determined that the provisions for loan losses needed to provide an adequate allowance were $90 thousand in the three months ended June 30, 2013 compared to $80 thousand in the three months ended June 30, 2012. Net charge-offs totaled $63 thousand in the three months ended June 30, 2013, compared to $1 thousand in net recoveries in the same prior year period.

Noninterest Income. Non-interest income decreased $18 thousand in the three month period ending June 30, 2013 compared to the three month period ended June 30, 2012 due to the increase in loss on sale of real estate owned partially offset by the increase in rental income and service fee income.

Noninterest Expense. Non-interest expenses decreased $62 thousand in the three months ending June 30, 2013 compared to the three months ended June 30, 2012 primarily due to decrease in salaries and employee benefit expense, real estate owned reserves and office occupancy expenses.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $4.7 million. At June 30, 2013, we had no outstanding borrowings and had arrangements to borrow up to $10.2 million from the Federal Home Loan Bank of New York and $1 million from Atlantic Central Bankers Bank.

At June 30, 2013, substantially all of our investment securities were classified as held to maturity. We have classified our investments in this manner, rather than as available for sale, because they were purchased primarily to provide a source of income and not to provide liquidity. We anticipate that a portion of future investments will be classified as available for sale in order to give us greater flexibility in the management of our investment portfolio.

A significant use of our liquidity is the funding of loan originations. At June 30, 2013, we did not have any loan commitments outstanding. We had $6.1 million in unused lines of credit. Historically, many of the lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2013 totaled $34.9 million, or 65.1% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. As of June 30, 2013, the Company had $13 thousand in cash and cash equivalents compared to $296 thousand as of June 30, 2012.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in March 2007.  In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

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

Capital Management. We are subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. See note 23 of the notes to the financial statements.

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

For the quarter ended June 30, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors

Other than as set forth below, there are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, which could materially and adversely affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

DELANCO BANCORP, INC.

Dated: August 14, 2013	By:	/s/ James E. Igo
James E. Igo
Chairman, President and Chief Executive Officer

Dated: August 14, 2013	By:	/s/ Eva Modi
Eva Modi
Chief Financial Officer